Form 10-K
period 2025-12-31
Ambow Education Holding Ltd.
filed 2026-02-13
CIK 1494558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-34824

AMBOW EDUCATION HOLDING LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10080 N. Wolfe RD, Suite SW3-200, Cupertino, CA	95014
(Address of principal executive offices)	(Zip Code)

(619) 684-8954
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American depositary shares (one American depositary share representing twenty Class A Ordinary Shares, par value $0.003 per share) **	AMBO	NYSE American LLC
Class A Ordinary Shares, par value $0.003 per share*		NYSE American LLC

*	Not for trading, but only in connection with the listing on the NYSE American
**	Effective on February 20, 2024, the ratio of ADSs to our Class A Ordinary Shares was changed from one ADS representing two Class A Ordinary Shares to one ADS representing twenty Class A Ordinary Shares.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued ordinary shares minus shares held by the officers, directors and known holders of 10% or more of the Company’s ordinary shares) was $4,770,417.

As of February 10, 2026, there were a total of 52,498,019 Class A Ordinary Shares, par value $0.003 per share, and 4,708,415 Class C Ordinary Shares, par value $0.003 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMBOW EDUCATION HOLDING LTD.

Annual Report on Form 10-K

Year Ended December 31, 2025

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	Anticipated trends and challenges in our business and the markets in which we operate;

●	Our ability to anticipate market needs or develop new or enhanced services and products to meet those needs;

●	Our ability to compete in our industry and innovation by our competitors;

●	Our ability to protect our confidential information and intellectual property rights;

●	Our need to obtain additional funding and our ability to obtain funding in the future on acceptable terms;

●	Our ability to create and maintain our positive brand awareness and brand loyalty;

●	Our ability to manage growth;

●	Risks associated with school closures.

All forward-looking statements involve risks, assumptions and uncertainties. You should not rely upon forward-looking statements as predictors of future events. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results. See the information under “Item 1A—Risk Factors” and elsewhere in this annual report for a more complete discussion of these risks, assumptions and uncertainties and for other risks and uncertainties. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur.

Trademarks, Trade Names and Service Marks

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. This report may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this annual report are the property of their respective owners.

ii

PART I

ITEM 1. BUSINESS

Ambow Education Holding Ltd. is not an operating company but a Cayman Islands holding company with operations primarily conducted by its subsidiaries in the U.S. Investors in our securities should be aware that they may never directly hold equity interests in our operating entities but rather are purchasing equity solely in Ambow Education Holding Ltd., our Cayman Islands holding company, which does not directly own substantially all of our business conducted by our U.S. subsidiaries.

History and Development of the Company

Our founder, Dr. Jin Huang, laid the foundation for Ambow in 2000. From its inception through January 2017, Ambow primarily operated in the Chinese market through a network of subsidiaries and Variable Interest Entities (VIEs).

Beginning in 2017, we expanded our operations to the United States by establishing Ambow BSC Inc., which acquired Bay State College Inc., a Massachusetts-based higher education institution.

In June 2018, we completed a public offering of 2,070,000 ADSs at $4.25 per ADS. On June 1, 2018, our ADSs commenced trading on the NYSE American under the symbol “AMBO.”

We established Ambow NSAD Inc. on May 8, 2019. Ambow NSAD Inc. is a 100% subsidiary of ours. On March 6, 2020, Ambow NSAD Inc. acquired 100% of the members’ interest in NewSchool of Architecture & Design (“NewSchool”). NewSchool is a for-profit institution of higher education based in San Diego, California, with bachelor’s and master’s programs in Architecture, Construction Management, Product Design, Graphic Design & Interactive Media, and Interior Architecture and Design. NewSchool is regionally accredited by the Western Association of Schools and Colleges Senior College and University Commission and is eligible to participate in federal student aid programs under Title IV of the U.S. Higher Education Act.

On October 5, 2020, we completed a registered direct offering for the issuance of 1,507,538 ADSs (representing 3,015,076 Class A ordinary shares) at a purchase price of $3.98 per ADS.

In 2022, the Company sold all of its equity interest in Ambow China, exiting its operations in China.

On February 28, 2023, we completed the issuance of 2,500,000 ADSs (representing 5,000,000 Class A ordinary shares of the Company) at a purchase price of $0.80 per ADS and accompanying warrants to purchase 1,000,000 ADSs (representing 2,000,000 Class A ordinary shares of the Company) at a purchase price of $0.80 per ADS, in a private placement.

On April 11, 2023, the Board of Trustees voted to permanently close Bay State College at the end of the 2022-2023 academic year, and this permanent closure was completed on August 31, 2023.

In 2023, we launched HybriU, marking a significant milestone in the evolution of digital education solutions. HybriU established itself as the education market’s inaugural fully integrated, interactive AI-powered platform that seamlessly bridges online and offline instruction. Specifically tailored for the education industry, HybriU underscores our commitment to leveraging AI technology to drive educational advancements. With operations rooted in the United States, the Company is at the forefront of AI driven education and is well positioned to revolutionize the way educational content is delivered and experienced. The launch of HybriU not only signifies a pivotal step forward in educational technology but also reinforces our dedication to enriching the learning journey through innovative and adaptive solutions. We have established partnerships that enable us to expand HybriU’s influence in the rapidly growing global digital sector. With more international partners joining HybriU’s sales network, we can strengthen our presence in key U.S. markets.

In June 2024, we entered into a $1.3 million non-exclusive, annually renewable licensing agreement with Inspiring Futures Pte. LTD, a Singapore-based company. This agreement grants licensing authorization for the production of the HybriU AI UniBox and the commercialization of HybriU, a comprehensive AI-driven, plug-and-play educational solution, in international markets. The agreement aligns with Ambow’s mission to advance the future of education and empower educators and students globally.

During 2025, the Company expanded its product offerings under the HybriU™ brand, including HybriU Conferencing, a platform designed to support conferencing experiences that integrate physical and digital environments; HybriU Events, intended for use in concerts, cultural festivals, and sporting events to support connections between physical venues and remote audiences through a scalable solution; HybriU Knowledge Capture, an extension of the HybriU platform adapted to help enterprises preserve critical knowledge, retain institutional expertise, and support operational continuity; the HybriU 3D Mobile Station, a self-contained mobile system designed to enable interactive 3D production outside of traditional studio settings; WeSpeak™, a device-agnostic, real-time translation platform providing subscription-based interpreter services for multilingual events; HybriU Adaptive Teach, a teaching system designed to support adaptive instruction for hybrid classes with onsite and online students; and the HybriU Global Learning Network (HGLN), a program supporting U.S. universities in expanding international enrollment and delivering cross-border educational programs.

Business Overview

Our current mission is to shape the future of learning, collaboration, and communication through innovative, AI-powered phygital solutions that seamlessly connect the physical and digital worlds. At the core of this mission is HybriU, a cutting-edge platform that transforms education, corporate conferencing and live events by delivering immersive, intelligent and real-time experiences across industries.

Designed to bridge the gap between in-person and remote interactions, HybriU enables AI-driven automation, deep engagement and seamless collaboration. With HybriU, Ambow is redefining how people connect, learn and grow, empowering greater access, equity and innovation in education and beyond.

Our Industry

The Company operates in the converging markets of hybrid communication, digital events, and education technology. These markets are characterized by the adoption of technologies that integrate physical and digital environments for conferencing, live events, and learning activities. Industry participants provide platforms and systems that support remote participation, multilingual communication, and flexible instructional models across geographic boundaries. Demand is influenced by factors such as technological advancements, increased adoption of hybrid formats, and the need for scalable solutions that accommodate both in-person and remote engagements.

Our services and products

The Company delivers educational programs and technology solutions through its subsidiaries.

NewSchool of Architecture & Design, located in San Diego, California, is a recognized leader in architectural and design education. The institution is distinguished by its rigorous, forward-thinking curriculum that emphasizes design thinking, sustainability and social responsibility. Through a wide array of programs in architecture, interior design, product design and urban design, NewSchool prepares students to address the complex challenges of today’s built environment. Its hands-on, real-world approach, combined with a global perspective and a diverse, experienced faculty, ensures a holistic education aligned with the demands of an AI-driven future.

The Company’s HybriU™ solution provides AI-powered, integrated technologies for education, corporate conferencing, and events. Key offerings include:

HybriU Education an AI + 3D hardware and software solution that seamlessly integrates digital and physical classrooms, enhancing teaching and engagement to deliver an immersive, flexible and accessible education.

HybriU Conference revolutionizes corporate conferencing by seamlessly integrating AI capabilities with phygital (physical + digital) innovation to create an immersive, interactive and globally connected phygital meeting and event experience.

HybriU Events transforms traditional physical events into immersive phygital (physical + digital) experiences accessible to audiences worldwide.

HybriU Knowledge Capture, an extension of the HybriU platform adapted to help enterprises preserve critical knowledge, retain institutional expertise and support operational continuity.

HybriU 3D Mobile Station, a self-contained mobile system designed to enable interactive 3D production in environments outside of traditional studio settings.

WeSpeak™, a device-agnostic, subscription-based platform that delivers seamless real-time translation, transforming the way multilingual events are conducted.

HybriU Adaptive Teach supports adaptive instruction for hybrid classes with onsite and online students.

HybriU Global Learning Network (HGLN), program that supports U.S. universities in expanding international enrollment and delivering cross-border educational programs.

Student recruitment and retention

The Company employs a range of marketing and recruitment methods to attract students to its educational programs. Recruitment efforts focus on informing prospective students about the Company’s offerings, including the use of the HybriU™ platform, and supporting engagement through its educational services and technology solutions. The Company monitors enrollment patterns and student engagement to assess the effectiveness of its programs and to guide potential improvements in the delivery of educational content.

Our technology and solutions

Company Vision

To lead the global shift toward smarter, more inclusive and human-centered hybrid experiences across industries.

HybriU Vision

To transform how the world learns, connects and collaborates by merging the physical and digital into one seamless, intelligent experience.

HybriU envisions a borderless world where education, business, and events transcend distance, time zones and language. Powered by AI and driven by purpose, HybriU turns classrooms, boardrooms and global stages into immersive phygital (physical + digital) environments where people truly connect.

HybriU Education

Transforming Schools, Colleges and Training Centers with Immersive, Synchronized Phygital Experiences

HybriU Education is an AI + 3D hardware and software solution that seamlessly integrates digital and physical classrooms, enhancing teaching and engagement to deliver an immersive, flexible and accessible education.

Guided by the vision of boundless education, removing barriers between online and offline learning, languages and regions, and academia and industry, HybriU Education brings this vision to life. As the first fully synchronized phygital solution, HybriU seamlessly integrates innovative AI, lecture capture, connectivity, immersive technologies and a comprehensive video server and management platform to revolutionize education.

Innovative AI

For Students: HybriU AI transforms the learning experience by enabling students to focus on comprehension rather than merely transcribing lecturers. With AI-powered automation, lecture transcripts are captured instantly and delivered directly to students’ personal notes, allowing them to:

●	Eliminate Manual Note-Taking: Students no longer need to write down everything a teacher says; AI-generated transcripts ensure they never miss key information.

●	Make Annotations & Write Real Thoughts: Students can highlight, annotate and add personal insights to deepen their learning experience.

●	AI-Embedded in Notes: AI acts as a built-in tutor, answering students’ questions in real-time based on lecture content and prior course materials.

HybriU makes learning more accessible by supporting multiple languages so students can fully engage in class without language being a barrier. Whether participating in live discussions or reviewing recorded lessons, students can interact and take notes in their preferred language, making learning more natural and personalized. By allowing everyone to learn in the language they are most comfortable with, HybriU creates a more inclusive and supportive classroom experience for all.

For Teachers: HybriU AI empowers teachers with real-time insights into students’ learning through advanced data analysis. By continuously tracking students’ questions, annotations and engagement patterns, AI identifies areas of difficulty and interest, allowing educators to make informed, data-driven decisions. With this real-time feedback, teachers can dynamically adjust their pacing, emphasize critical topics and tailor content delivery to match students’ comprehension levels. By seamlessly integrating these insights into the classroom, HybriU AI makes adaptive teaching a reality, ensuring a more responsive, engaging and effective learning experience for students:

●	Big Data-Driven Student Insights – AI analyzes students’ questions, annotations and engagement patterns to identify areas of confusion or interest.

●	Adaptive Teaching Adjustments – Teachers receive real-time feedback on students’ understanding, enabling them to adjust their teaching cadence and focus on key topics.

●	Enhanced Student Engagement – AI fosters a more interactive and responsive educational experience by bridging the gap between students’ learning needs and teachers’ instructional methods.

For Lecture Capture and Sharing: HybriU ensures students never miss a moment of learning by automatically capturing and organizing lectures. Whether attending live or reviewing later, students can access transcripts, recordings and key insights anytime. With easy content sharing, teachers can distribute materials instantly, and students can collaborate effortlessly, making learning more flexible, interactive and engaging:

●	AI-Powered Focus Tracking: The system uses sophisticated algorithms to continuously track the teacher’s movements and focal points during lectures. This ensures that the camera always captures the most relevant interactions and demonstrations, making the learning experience akin to being physically present in the classroom.

●	Automatic Content Adjustment: AI intelligently adjusts the presentation of digital content based on the context of the lecture and student interactions. This dynamic adjustment helps in maintaining student engagement and ensures that all participants, regardless of their physical or virtual presence, receive a tailored educational experience.

Comprehensive Lecture Capture System

The lecture capture system in HybriU is not merely a recording tool but a robust platform designed to enrich both synchronous and asynchronous learning environments:

●	Comprehensive Content Capture: The system captures every aspect of the lecture, including audio, video, digital whiteboard interactions and real-time student responses. This thorough capture feature ensures that no important information is lost, making the recorded sessions as valuable as live classes.

●	Integrated Classroom Interaction: HybriU’s system is designed to integrate seamlessly with classroom dynamics, capturing interactions between teachers and students. This feature is crucial for maintaining the natural flow of the classroom, making remote or sessions viewed later more interactive and engaging.

●	AI Intelligent Layout Switching: Optimized Viewing for Lecture Capture and Online Learning

HybriU’s AI-powered Intelligent Layout Switching dynamically adjusts camera views based on the teacher’s movements and classroom activities, ensuring students attending virtually always have the best possible perspective. The system seamlessly tracks the teacher and automatically switches between different layouts for optimal engagement. When the teacher is presenting using instructional materials, the patented O-screen design ensures clear visibility of both the instructor and the materials. If the teacher turns to write on a whiteboard or is not using materials, the system transitions to a full-screen video view of the teacher. When the teacher moves out of the camera’s range, only the teaching materials are displayed. This AI-driven functionality enhances the online learning experience by maintaining clarity, focus and engagement throughout the lesson.

●	Asynchronous Learning Enhancement: With AI-powered multi-modal lecture capture, HybriU creates rich, asynchronous learning content that students can access at their convenience. This capability is particularly beneficial for students in different time zones or those who need to revisit complex lessons.

Connectivity Technology

HybriU’s connectivity technology is engineered to facilitate a seamless educational experience across multiple locations, supporting an integrated approach to in-person and remote learning. Key features include:

●	Multi-Site Synchronization: The system supports synchronized educational delivery across geographical locations, enabling students at different campuses or remote locations to participate in the same lectures and interactive sessions in real time.

●	Interactive Education Capabilities: HybriU promotes interactive learning by allowing students and educators to engage through real-time feedback and collaborative tools, regardless of their physical location. This is particularly beneficial for group projects, peer reviews and community learning sessions.

●	Remote Students: The technology ensures that remote students receive the same quality of instruction as those who are on-site. This integration is critical for institutions seeking to provide equitable educational opportunities.

●	Bring Industry Lab to Classroom: HybriU breaks down the boundaries between academia and industry, bringing industry labs to life within university classrooms. Immersive teaching tools like the 3D LED walls further enhance this feature, providing a dynamic and engaging learning environment.

Immersive Technology

The immersive technology component of HybriU uses state-of-the-art tools to create an engaging and interactive learning environment. It enhances educational experience by employing the following methods:

●	Innovative 3D Mobile Teaching satiation

The 3D mobile teaching cart supports life-sized 3D projections. By capturing, storing, transforming and displaying these full-scale signals, the system enables a projection of a professor in a remote classroom to be displayed to learners in other locations via a 3D LED wall.

●	Life-sized 3D Projections

One of the standout features of HybriU’s immersive technology is its ability to broadcast life-sized 3D projections of instructors in remote classrooms. This is facilitated through advanced 3D capture and display technologies through our 3D mobile teaching cart, including 3D LED walls, which create a realistic presence of the instructor, enhancing the remote learning experience and making it feel as though the instructor is physically present in the room.

Comprehensive Management Platform

HybriU’s video server and management platform stands as a comprehensive tool designed to streamline administrative and educational processes. It incorporates a range of functionalities that enhance operational efficiency and educational outcomes:

●	Centralized Teaching Evaluation Platform: The platform provides a centralized dashboard for education administrators to assign experienced teachers to remotely observe and evaluate new teachers in a virtual classroom, eliminating the need for on-site presence.

●	AI Data Analytics for Strategic Insights: The platform collects and analyzes data from various interactions and educational activities to offer strategic insights that help institutions optimize resources, improve educational content and tailor teaching methods to student needs.

HybriU Education Solution is not just a technological innovation but a comprehensive approach to reimagining education. It is tailored to advance the future of education, making it more accessible, interactive and efficient for learners, educators and institutions worldwide.

HybriU Conference

Transforming Corporate Conferencing with AI and Phygital Innovation

In today’s fast-paced corporate environment, effective communication and collaboration are more critical than ever. HybriU Conference revolutionizes corporate conferencing by seamlessly integrating AI intelligence with phygital (physical + digital) innovation, creating an immersive, interactive and globally connected phygital meeting and event experience.

Designed for executive meetings, large-scale conferences, corporate training and hybrid events, HybriU Conference leverages cutting-edge AI, real-time engagement tools and immersive collaboration environments to bridge the gap between in-person and remote participation.

Seamless Phygital Integration

Unifies in-office and remote participants with synchronized audio, video and engagement tools for a true hybrid experience. AI-enhanced multi-camera tracking and streaming create a natural, in-person feel for remote attendees.

AI-Powered Engagement & Automation

Real-time transcription, smart meeting minutes and automated summaries improve efficiency and knowledge retention.

AI-powered sentiment analysis and intelligent meeting insights enhance decision-making and participation.

Next-Gen Hybrid Conference & Training Room Experience

Multi-camera intelligent tracking automatically switches views based on speaker dynamics.

Virtual camera fusion enhances the meeting experience across Microsoft Teams, Zoom, Webex and other platforms.

Corporate Knowledge Library

AI-powered data captures and organizes meeting notes, action items and training content into a searchable, accessible archive.

Ensures corporate knowledge is retained, organized and easily retrievable for future use.

Multi-Language Support & Real-Time Translation

Live transcription and translation break language barriers and enable seamless global collaboration.

Supports dozens of languages for enhanced accessibility and engagement across teams globally.

Scalable & Customizable Solutions

Tailored to organizations of all sizes—from small team huddles to large enterprise conferences.

Flexible integration with existing enterprise communication systems and customizable features to meet specific business needs.

Future-Proof & Plug-and-Play Integration

Easy setup with existing conferencing platforms (Microsoft Teams, Zoom, Webex, Slack, etc.).

Designed to evolve with future technologies, ensuring a long-term, adaptable conferencing solution.

Executive Board Meetings – Enhance strategic discussions with AI-powered insights, automated note-taking and seamless hybrid collaboration.

Global Team Collaboration – Break geographical barriers with real-time AI assistance, language translation and immersive engagement tools.

Product Launch & Training – Showcase products and train employees with phygital experiences that blend physical and virtual interactions.

Investor & Stakeholder Engagement – Deliver high-impact presentations with AI-driven analytics, interactive data visualization and real-time Q&A.

Hybrid Events & Conferences – Host large-scale events that combine physical venues with virtual participation, maximizing audience engagement and accessibility.

WeSpeak™

Hardware-Agnostic: Works on any device with simple QR code access.

Real-Time AI Multilingual: 80+ languages supported instantly.

Flat-Fee Subscription: One annual license, predictable costs.

Any Event, Any Format: Seamless for onsite, online, or hybrid events.

Enterprise-Grade Solution: Scales far beyond Apple and Google consumer tools.

Sales and Marketing

HybriU is strategically positioned for wide-scale adoption across both major U.S. and international markets, with a strong focus on the phygital (physical + digital) learning and corporate conferencing sectors. Our target segments include elite universities aiming to extend their course offerings to global non-degree students, smaller colleges seeking to boost enrollment by attracting out-of-state and international learners, and corporations pursuing more immersive, AI-enhanced hybrid communication and collaboration solutions.

To accelerate market penetration and scalability, HybriU will be deployed through a network of strategic partners and value-added resellers (VARs). This channel-based approach allows us to expand our reach efficiently while leveraging local market expertise. Simultaneously, we are focused on standardizing the HybriU product offering to ensure consistent quality and seamless integration across diverse environments. Brand development will remain a priority as we work to establish HybriU as a trusted, recognized name in hybrid learning and collaboration globally.

To build awareness and adoption of the HybriU brand in a highly fragmented education and conferencing market, we employ a selective and systematic marketing approach. Our objective is to develop a strong, unified corporate identity across global markets while customizing campaigns to address regional needs. Key marketing initiatives include:

●	Enhancing digital visibility through search engine optimization (SEO) on major platforms such as Google;

●	Engaging users through social media and influencer partnerships to drive awareness, trust and engagement;

●	Offering free trials and interactive demos via our website and live promotional events to attract and convert potential users;

●	Hosting industry summits and participating in major education conferences to showcase HybriU as a leading-edge solution and thought leader in hybrid learning and collaboration; and

●	Sponsoring charitable initiatives and educational forums to strengthen our brand reputation and corporate social responsibility presence.

Competitive Strengths

We face direct competition in each geographic market and business segment in which we operate. We believe that the principal competitive factors in our markets include the following:

●	Alignment of individualized programs, services and products to the specific needs of students, parents, educators and employers;

●	Overall customer experience;

●	Scope and quality of programs, service and product offerings;

●	Proximity of services to customers;

●	Brand recognition and reputation of service providers; and

●	Ability to effectively market programs, services and products to a broad base of prospective students, educators and relevant institutions.

HybriU differentiates itself from conventional platforms such as Zoom, Google Meet and Microsoft Teams by offering a fully integrated AI-powered software and hardware solution that goes beyond basic video communication. Unlike other platforms, HybriU facilitates seamless, real-time interaction between in-person and remote participants—students and educators alike—within a unified classroom environment. This deep integration enables remote learners to actively engage in live discussions, participate in group activities and receive instant feedback alongside their on-campus peers.

By bridging the gap between physical and virtual learning environments, HybriU delivers a truly immersive and inclusive educational experience––promoting equal participation regardless of location. We believe this transformative approach is redefining the educational landscape, delivering a cohesive, adaptive and interactive hybrid classroom model that meets the evolving needs of today’s educators and students.

However, we operate in a highly competitive and rapidly evolving industry. Some of our current and potential competitors may possess significantly greater financial, technical and operational resources, allowing them to invest more heavily in the development, marketing and distribution of their products and services. These organizations may also be able to respond more quickly to shifting market demands, evolving student preferences or emerging technologies.

Moreover, continued advances in internet and digital technologies have lowered the barriers to entry in the education and professional training markets. Smaller and more agile companies are increasingly able to launch and scale digital learning solutions with minimal capital investment, reaching broad audiences via online platforms. This increasing accessibility intensifies competition across all segments we target, requiring continuous innovation and strategic execution to maintain market relevance and growth.

Market Opportunity

The Company operates at the intersection of education, technology and AI-enabled collaboration markets experiencing increased demand driven by digital transformation, globalization, and evolving learning and communication models. Educational institutions, enterprises and event organizers are increasingly adopting hybrid and phygital solutions to improve accessibility, engagement and operational efficiency.

Management believes that demand for integrated educational programs and hybrid technology solutions will continue as organizations adapt to evolving instructional models, remote collaboration practices and global engagement requirements. The Company’s combination of educational services and technology solutions is intended to address these needs; however, the extent and timing of market adoption are subject to various risks and uncertainties, including rapid technological change, competitive pressures, regulatory and compliance developments, customer adoption rates and broader economic conditions.

Growth Strategy

The Company’s growth strategy focuses on expanding its technology solutions and educational offerings while maintaining regulatory compliance and managing operating costs. Key elements of the strategy include:

Expanding deployment of the HybriU™ and WeSpeak™ platforms across institutional, enterprise and event-based customers.

Leveraging NewSchool as a deployment and validation environment for certain technology solutions, where appropriate.

Increasing recurring revenue through subscription-based software and platform services.

Developing international educational initiatives through partnerships and programs supported by the HybriU Global Learning Network.

Evaluating strategic partnerships and acquisitions, when appropriate, to enhance capabilities or market reach.

Maintaining financial discipline to support sustainable operations and scalability.

The Company’s ability to execute this strategy will depend on market conditions, customer adoption, regulatory compliance, capital resources and operational execution.

Employees

As of December 31, 2025, we and our subsidiaries had 41 full-time employees and 119 part-time employees, respectively. As of December 31, 2025, we had the following numbers of full-time employees by cost category: 9 in sales and marketing, 5 in general and administrative functions, 3 in research and development and 24 in cost of revenues. None of our employees is represented by collective bargaining arrangements. We consider our employee relations to be good.

Intellectual Property

We have developed our proprietary technology over the past decade. Our brand, tradename and other intellectual property rights distinguish our services and products from those of our competitors, contributing to our competitive advantages in our target markets. To protect our brand and other intellectual property, we rely on a combination of trademark, copyright, trade secret laws and confidentiality agreements with our employees, contractors and others.

Our principal website is www.ambow.com. We have also registered certain domain names, including the domain for our product and service website, www.hybriu.com. In addition to building “Ambow” as a stand-alone brand, we intend to continue to co-brand “Ambow” with the brands of our acquired schools and programs for the foreseeable future to fully leverage their established local presence and reputation.

We cannot be certain that our efforts to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate the rights. There can also be no assurance that competitors will not develop similar intellectual properties independently. If others are able to copy and use our programs and services, we may not be able to maintain our competitive position.

Seasonality

Our business is subject to seasonal variations. Historically, educational service activities are lower in the third quarter due to the summer break.

Regulations

Our business activities are subject to various federal, state, local and foreign laws, rules and regulations. Compliance with these laws, rules and regulations has not had and is not expected to have a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to consumer and data protection and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”

Facilities

Our headquarters are located in California, USA, where we lease approximately 12,500 square feet of office space. In addition, we lease certain properties for our college campuses. We believe that our existing facilities are adequate for our current business operations and that we will be able to enter into lease arrangements on commercially reasonable terms for future expansion.

Legal Proceedings

In July 2024, NewSchool of Architecture & Design, LLC (“NewSchool”), a subsidiary of the Company, became involved in litigation with its campus landlord, Art Block Investors, LLC and related entities (the “Landlord”), regarding a lease dispute. On July 15, 2024, the Landlord filed an unlawful detainer action in San Diego Superior Court seeking possession of the premises and recovery of approximately $2.26 million in past due rent and common area maintenance fees. Following trial, the court issued a proposed decision in favor of the Landlord, awarding possession and damages, with attorneys’ fees and costs to be determined. NewSchool objected, but judgment was expected within 30 days, followed by a motion for fees. Separately, on September 6, 2024, the Landlord filed a breach of contract and guaranty lawsuit against NewSchool and Ambow Education Holding Ltd., seeking approximately $4.47 million, subject to offset by amounts recovered in the first action. In June 2025, the Company entered into a settlement with the Landlord requiring payments to the Landlord totaling $2.0 million, with $1.0 million due within three days of signing and the remaining $1.0 million payable in installments over two years beginning May 2025.

 On June 21, 2024, Dr. Gisela Loehlein, Newschool of Architecture and Design, LLC’s former President and Chief Academic Officer, filed a civil lawsuit in San Diego County Superior Court against Newschool of Architecture and Design, LLC, Ambow Education Holding Ltd., and certain individuals, alleging breach of contract, various fraud-related claims, violations of California Labor Code sections (including failure to timely pay wages and unreimbursed expenses), negligent misrepresentation, and wrongful termination. The plaintiff seeks compensatory and general damages, including emotional distress, double damages pursuant to California Labor Code, interest on unpaid wages, and attorneys’ fees and costs. We, as defendants, have answered and are contesting the claims; as of the date of this annual report, no trial dates have been set. At this stage, the outcome of the litigation and any potential financial impact cannot be reasonably estimated.

The ultimate resolution of the proceedings may have a material adverse impact on our business, financial condition, results of operations or cash flows. Failure to settle the proceedings or other unfavorable outcomes in these proceedings could result in significant damages, additional penalties or other remedies imposed against the Company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources. It could also result in our reputation being harmed and our stock price could decline as a result of allegations made in the course of the proceedings, regardless of the truthfulness of the allegations.

Saved as disclosed above, as of December 31, 2025, there are no claims, lawsuits, investigations and proceedings, including un-asserted claims that are probable to be assessed, that have in the recent past had, or to our knowledge, are reasonably possible to have, material changes on our financial position results of operations or cash flow.

From time to time, we have been involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows; however, an unfavorable outcome could have a material adverse effect on our results of operations.

Insurance

We maintain property insurance to cover potential damages to a portion of our property. In addition, we provide medical, unemployment and other insurance to our employees in compliance with applicable laws, rules and regulations. We maintain insurance policies covering losses relating to our systems and have business interruption insurance.

Taxation

The following summary of the material Cayman Islands and United States federal income tax consequences of any investment in our ADSs or ordinary shares is based upon laws and relevant interpretations thereof in effect as of the date of this annual report, all of which are subject to change. This summary does not deal with all possible tax consequences relating to an investment in our ADSs or ordinary shares, such as the tax consequences under state, local and other tax laws. Prospective investors should consult their professional advisers on the possible tax consequences of buying, holding or selling any ADSs or ordinary shares under the laws of their country of citizenship, residence or domicile.

Cayman Islands taxation

The following is a discussion on certain Cayman Islands income tax consequences of an investment in the ADSs or ordinary shares. The discussion is a general summary of present law, which is subject to prospective and retroactive change. It is not intended as tax advice, does not consider any investor’s particular circumstances, and does not consider tax consequences other than those arising under Cayman Islands law.

No stamp duty, capital duty, registration or other issue or documentary taxes are payable in the Cayman Islands on the creation, issuance or delivery of the ADSs or ordinary shares. The Cayman Islands currently have no form of income, corporate or capital gains tax and no estate duty, inheritance tax or gift tax. There are currently no Cayman Islands’ taxes or duties of any nature on gains realized on a sale, exchange, conversion, transfer or redemption of the ADSs or ordinary shares. Payments of dividends and capital in respect of the ADSs or ordinary shares will not be subject to taxation in the Cayman Islands and no withholding will be required on the payment of interest and principal or a dividend or capital to any holder of the ADSs or ordinary shares, nor will gains derived from the disposal of the ADSs or ordinary shares be subject to Cayman Islands income or corporation tax as the Cayman Islands currently have no form of income or corporation taxes.

We have been incorporated under the laws of the Cayman Islands as an exempted company with limited liability and, as such, have applied for and obtained an undertaking from the Governor of the Cayman Islands that no law enacted in the Cayman Islands during the period of 20 years from the date of the undertaking imposing any tax to be levied on profits, income, gains or appreciation shall apply to us or our operations and no such tax or any tax in the nature of estate duty or inheritance tax shall be payable (directly or by way of withholding) on the ADSs or ordinary shares, debentures or other obligations of ours.

United States federal income taxation

The following are the material U.S. federal income tax consequences of the acquisition, ownership and disposition of the ADSs or ordinary shares. As used in this discussion, references to “we,” “us” or “our” refer to Ambow Education Holding Ltd.

The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of the ADSs or ordinary shares that is for U.S. federal income tax purposes:

●	an individual citizen or resident of the United States;

●	a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●	a trust if (i) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (ii) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A beneficial owner of the ADSs or ordinary shares that is described above is referred to herein as a “U.S. Holder.” If a beneficial owner of the ADSs or ordinary shares is not described as a U.S. Holder and is not an entity treated as a partnership or other pass-through entity for U.S. federal income tax purposes, such owner will be considered a “Non-U.S. Holder.” The material U.S. federal income tax consequences applicable specifically to Non-U.S. Holders are described below under the heading “Non-U.S. Holders.”

This discussion is based on the Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, Treasury regulations promulgated thereunder, published rulings and court decisions, all as currently in effect. These authorities are subject to change or differing interpretations, possibly on a retroactive basis.

This discussion does not address all aspects of U.S. federal income taxation that may be relevant to any particular holder based on such holder’s individual circumstances. In particular, this discussion considers only holders that purchase ADSs pursuant to this offering and own and hold the ADSs or ordinary shares as capital assets within the meaning of Section 1221 of the Code, and does not address the potential application of the alternative minimum tax or the U.S. federal income tax consequences to holders that are subject to special rules, including:

●	financial institutions or financial services entities;

●	broker-dealers;

●	persons that are subject to the mark-to-market accounting rules under Section 475 of the Code;

●	tax-exempt entities;

●	governments or agencies or instrumentalities thereof;

●	insurance companies;

●	regulated investment companies;

●	real estate investment trusts;

●	certain expatriates or former long-term residents of the United States;

●	persons that actually or constructively own 5% or more of our voting shares (including as a result of ownership of the ADSs);

●	persons that acquired the ADSs or ordinary shares pursuant to an exercise of employee options, in connection with employee incentive plans or otherwise as compensation;

●	persons that hold the ADSs or ordinary shares as part of a straddle, constructive sale, hedging, conversion or other integrated transaction;

●	persons whose functional currency is not the U.S. dollar;

●	passive foreign investment companies; or

●	controlled foreign corporations.

The discussion below assumes that the representations contained in the deposit Agreement are true and that the obligations in the deposit Agreement and any related agreement will be complied with in accordance with their terms. This discussion also assumes that the ADSs will represent only ordinary shares in us and will not represent cash or any other type of property. For U.S. federal income tax purposes, a holder of the ADSs will be treated as the beneficial owner of the underlying ordinary shares represented by such ADSs. Accordingly, deposits or withdrawals of ordinary shares for ADSs will not be subject to U.S. federal income tax.

The U.S. Treasury has expressed concerns that parties to whom ADSs are pre-released may be taking actions that are inconsistent with the claiming, by U.S. Holders of ADSs, of foreign tax credits for U.S. federal income tax purposes. Such actions also would be inconsistent with the claiming of the reduced rate of tax applicable to dividends received by certain non-corporate U.S. Holders, as described below. Accordingly, the availability of foreign tax credits or the reduced tax rate for dividends received by certain non-corporate U.S. Holders could be affected by actions that may be taken by parties to whom ADSs are pre-released, or by future actions of the U.S. Treasury Department.

This discussion does not address any aspect of U.S. federal non-income tax laws, such as gift or estate tax laws, or state, local or non-U.S. tax laws or, except as discussed herein, any tax reporting obligations applicable to a holder of the ADSs or ordinary shares. This discussion also does not address the tax treatment of any taxes, fees or expenses that may be payable by an ADS holder pursuant to the deposit Agreement. Additionally, this discussion does not consider the tax treatment of partnerships or other pass- through entities or persons who hold the ADSs or ordinary shares through such entities. If a partnership (or other entity classified as a partnership for U.S. federal income tax purposes) is the beneficial owner of the ADSs or ordinary shares, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. This discussion also assumes that any distribution made (or deemed made) to a holder in respect of the ADSs or ordinary shares and any consideration received (or deemed received) by a holder in connection with the sale or other disposition of the ADSs or ordinary shares will be in U.S. dollars.

We have not sought, and will not seek, a ruling from the Internal Revenue Service, (the “IRS”), or an opinion of counsel as to any U.S. federal income tax consequence described herein. The IRS may disagree with the description herein, and its determination may be upheld by a court. Moreover, there can be no assurance that future legislation, regulations, administrative rulings or court decisions will not adversely affect the accuracy of the statements in this discussion.

U.S. Holders

Taxation of Cash Distributions Paid on ADSs or Ordinary Shares

Subject to the passive foreign investment company (“PFIC”) rules discussed below, a U.S. Holder generally will be required to include in gross income as ordinary income the amount of any cash dividend paid on the ADSs or ordinary shares. A cash distribution on the ADSs or ordinary shares generally will be treated as a dividend for U.S. federal income tax purposes to the extent the distribution is paid out of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Such dividends generally will not be eligible for the dividends-received deduction generally allowed to U.S. corporations in respect of dividends received from other U.S. corporations. The portion of such cash distribution, if any, in excess of such earnings and profits will be applied against and reduce (but not below zero) the U.S. Holder’s adjusted tax basis in the ADSs or ordinary shares. Any remaining excess generally will be treated as gain from the sale or other taxable disposition of such ADSs or ordinary shares.

With respect to non-corporate U.S. Holders, any such cash dividends may be subject to U.S. federal income tax at the lower applicable regular long term capital gains tax rate (see “—Taxation on the Disposition of ADSs or Ordinary Shares” below) provided that (a) the ADSs or ordinary shares are readily tradable on an established securities market in the United States; (b) we are not a PFIC, as discussed below, for either the taxable year in which the dividend was paid or the preceding taxable year, and (c) certain holding period requirements are met. Therefore, if the ADSs or ordinary shares are not readily tradable on an established securities market in the United States, then cash dividends paid by us to non-corporate U.S. Holders will not be subject to U.S. federal income tax at the lower regular long-term capital gains tax rate. Under published IRS authority, shares (including ADSs) are considered for purposes of clause (a) above to be readily tradable on an established securities market in the United States only if they are listed on certain exchanges, which presently include the NYSE American.

Taxation on the Disposition of ADSs or Ordinary Shares

Upon a sale or other taxable disposition of the ADSs or ordinary shares, and subject to the PFIC rules discussed below, a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between the amount realized and the U.S. Holder’s adjusted tax basis in the ADSs or ordinary shares.

The regular U.S. federal income tax rate on capital gains recognized by U.S. Holders generally is the same as the regular U.S. federal income tax rate on ordinary income, except that long term capital gains recognized by non-corporate U.S. Holders generally are subject to U.S. federal income tax at a maximum regular rate of 20%. Capital gain or loss will constitute long term capital gain or loss if the U.S. Holder’s holding period for the ADSs or ordinary shares exceeds one year. The deductibility of capital losses is subject to various limitations.

Additional Taxes

U.S. Holders that are individuals, estates or trusts and whose income exceeds certain thresholds generally will be subject to a 3.8% Medicare contribution tax on unearned income, including, without limitation, dividends on, and gains from the sale or other taxable disposition of, the ADSs or ordinary shares, subject to certain limitations and exceptions. Under applicable regulations, in the absence of a special election, such unearned income generally would not include income inclusions under the qualified electing fund (“QEF”), rules discussed below under “Passive Foreign Investment Company Rules,” but would include distributions of earnings and profits from a QEF. U.S. Holders should consult their own tax advisors regarding the effect, if any, of such tax on their ownership and disposition of the ADSs or ordinary shares.

Passive Foreign Investment Company Rules

A foreign (i.e., non-U.S.) corporation will be a PFIC if either (a) at least 75% of its gross income in a taxable year of the foreign corporation, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income, or (b) at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than certain rents or royalties derived from the active conduct of a trade or business), and gains from the disposition of passive assets.

Based on the expected composition (and estimated values) of the assets and the nature of the income of us and our subsidiaries, we do not expect to be treated as a PFIC for the current taxable year. However, our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of the ADSs or ordinary shares, and the U.S. Holder did not make a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) the ADSs or ordinary shares, a QEF election along with a purging election, or a mark-to-market election, each as described below, such holder generally will be subject to special rules for regular U.S. federal income tax purposes with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ADSs or ordinary shares; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ADSs or ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ADSs or ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ADSs or ordinary shares;

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we qualified as a PFIC will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above with respect to the ADSs or ordinary shares by making a timely QEF election (or a QEF election along with a purging election). Pursuant to the QEF election, a U.S. Holder will be required to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends if we are treated as a PFIC for that taxable year. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the taxable year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive certain information from us. Upon request from a U.S. Holder, we will endeavor to provide to the U.S. Holder no later than 90 days after the request such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to the ADSs or ordinary shares, and the special tax and interest charge rules do not apply to such ADSs or ordinary shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such ADSs or ordinary shares or a QEF election, along with a purge of the PFIC taint pursuant to a purging election, as described below), any gain recognized on the sale or other taxable disposition of such ADSs or ordinary shares generally will be taxable as capital gain and no interest charge will be imposed. As discussed above, for regular U.S. federal income tax purposes, U.S. Holders of a QEF generally are currently taxed on their pro rata shares of the QEF’s earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The adjusted tax basis of a U.S. Holder’s ADSs or ordinary shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. Similar basis adjustments apply to property if by reason of holding such property the U.S. Holder is treated under the applicable attribution rules as owning ADSs or ordinary shares in a QEF.

Although a determination as to our PFIC status will be made annually, an initial determination that we are a PFIC generally will apply for subsequent years to a U.S. Holder who held the ADSs or ordinary shares while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) the ADSs or ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above with respect to such ADSs or ordinary shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such ADSs or ordinary shares for any of our taxable years that end within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and during which the U.S. Holder holds (or is deemed to hold) the ADSs or ordinary shares, the PFIC rules discussed above will continue to apply to such ADSs or ordinary shares unless the holder files on a timely filed U.S. federal income tax return (including extensions) a QEF election and a “purging election” to recognize under the rules of Section 1291 of the Code any gain that it would otherwise recognize if the U.S. Holder sold the ADSs or ordinary shares for their fair market value on the “qualification” date. The qualification date is the first day of our tax year in which we qualify as a QEF with respect to such U.S. Holder. The purging election can only be made if such U.S. Holder held the ADSs or ordinary shares on the qualification date. A purging election generally creates a deemed sale of such ADSs or ordinary shares at their fair market value. The gain recognized by the purging election generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder generally will increase the adjusted tax basis in its ADSs or ordinary shares by the amount of gain recognized and will also have a new holding period in its ADSs or ordinary shares for purposes of the PFIC rules.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns ADSs or ordinary shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such ADSs or ordinary shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) the ADSs or ordinary shares and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above with respect to its ADSs or ordinary shares as long as such ADSs or ordinary shares continue to be treated as marketable stock. Instead, in general, the U.S. Holder will include as ordinary income each year that we are treated as a PFIC the excess, if any, of the fair market value of its ADSs or ordinary shares at the end of its taxable year over the adjusted tax basis in its ADSs or ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted tax basis of its ADSs or ordinary shares over the fair market value of its ADSs or ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s adjusted tax basis in its ADSs or ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ADSs or ordinary shares in a taxable year in which we are treated as a PFIC will be treated as ordinary income. Special tax rules may also apply if a U.S. Holder makes a mark-to-market election for a taxable year after the first taxable year in which the U.S. Holder holds (or is deemed to hold) the ADSs or ordinary shares and for which we are treated as a PFIC.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the NYSE American, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. Commencing on June 1, 2018, our ADSs began trading on the NYSE American. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election with respect to the ADSs or ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, a U.S. Holder of the ADSs or ordinary shares generally should be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, or the U.S. Holder were otherwise deemed to have disposed of an interest in, the lower-tier PFIC. Upon request, we will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder no later than 90 days after the request the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC or that we will be able to cause the lower-tier PFIC to provide the required information. A mark-to-market election generally would not be available with respect to such a lower-tier PFIC. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) ADSs or ordinary shares in a PFIC during any taxable year of the U.S. Holder may have to file an IRS Form 8621 (whether or not a QEF election or mark-to-market election is or has been made) with such U.S. Holder’s U.S. federal income tax return and provide such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of the ADSs or ordinary shares should consult their own tax advisors concerning the application of the PFIC rules to the ADSs or ordinary shares under their particular circumstances.

Non-U.S. Holders

Cash dividends paid or deemed paid to a Non-U.S. Holder with respect to the ADSs or ordinary shares generally will not be subject to U.S. federal income tax unless such dividends are effectively connected with the Non-U.S. Holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a permanent establishment or fixed base that such holder maintains or maintained in the United States).

In addition, a Non-U.S. Holder generally will not be subject to U.S. federal income tax on any gain attributable to a sale or other taxable disposition of the ADSs or ordinary shares unless such gain is effectively connected with its conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a permanent establishment or fixed base that such holder maintains or maintained in the United States) or the Non-U.S. Holder is an individual who is present in the United States for 183 days or more in the taxable year of such sale or other disposition and certain other conditions are met (in which case, such gain from U.S. sources generally is subject to U.S. federal income tax at a 30% rate or a lower applicable tax treaty rate).

Cash dividends and gains that are effectively connected with the Non-U.S. Holder’s conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, are attributable to a permanent establishment or fixed base that such holder maintains or maintained in the United States) generally will be subject to regular U.S. federal income tax at the same regular U.S. federal income tax rates as applicable to a comparable U.S. Holder and, in the case of a Non-U.S. Holder that is a corporation for U.S. federal income tax purposes, may also be subject to an additional branch profits tax at a 30% rate or a lower applicable tax treaty rate.

Backup Withholding and Information Reporting

In general, information reporting for U.S. federal income tax purposes should apply to cash distributions made on the ADSs or ordinary shares within the United States to a U.S. Holder (other than an exempt recipient) and to the proceeds from sales and other dispositions of the ADSs or ordinary shares by a U.S. Holder (other than an exempt recipient) to or through a U.S. office of a broker. Payments made (and sales and other dispositions effected at an office) outside the United States will be subject to information reporting in limited circumstances. In addition, certain information concerning a U.S. Holder’s adjusted tax basis in its ADSs or ordinary shares and adjustments to that tax basis and whether any gain or loss with respect to such ADSs or ordinary shares is long- term or short-term also may be required to be reported to the IRS, and certain holders may be required to file an IRS Form 8938 (Statement of Specified Foreign Financial Assets) to report their interest in the ADSs or ordinary shares.

Moreover, backup withholding of U.S. federal income tax, at a current rate of 24%, generally will apply to cash dividends paid on the ADSs or ordinary shares to a U.S. Holder (other than an exempt recipient) and the proceeds from sales and other dispositions of the ADSs or ordinary shares by a U.S. Holder (other than an exempt recipient), in each case who:

●	fails to provide an accurate taxpayer identification number;

●	is notified by the IRS that backup withholding is required; or

●	in certain circumstances, fails to comply with applicable certification requirements.

A Non-U.S. Holder generally may eliminate the requirement for information reporting and backup withholding by providing certification of its foreign status, under penalties of perjury, on a duly executed applicable IRS Form W-8 or by otherwise establishing an exemption.

Backup withholding is not an additional tax. Rather, the amount of any backup withholding will be allowed as a credit against a U.S. Holder’s or a Non-U.S. Holder’s U.S. federal income tax liability and may entitle such holder to a refund, provided that certain required information is timely furnished to the IRS. Holders are urged to consult their own tax advisors regarding the application of backup withholding and the availability of and procedures for obtaining an exemption from backup withholding in their particular circumstances.

YOU SHOULD CONSULT WITH YOUR OWN TAX ADVISORS REGARDING THE APPLICATION OF THE U.S. FEDERAL INCOME TAX LAWS TO YOUR PARTICULAR CIRCUMSTANCES, AS WELL AS ANY ADDITIONAL TAX CONSEQUENCES RESULTING FROM AN INVESTMENT IN THE ADSs OR ORDINARY SHARES, INCLUDING THE APPLICABILITY AND EFFECT OF THE TAX LAWS OF ANY STATE, LOCAL OR FOREIGN JURISDICTION, INCLUDING ESTATE, GIFT AND INHERITANCE LAWS.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this annual report. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. The following discussion should be read in conjunction with Ambow’s financial statements and notes thereto included herein. You should carefully consider the following risk factors in addition to the other information included in this annual report.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are not able to continue to attract students to enroll in our programs, our net revenues may decline, and we may not be able to maintain profitability.

The success of our business largely depends on the number of students who are enrolled in our programs and the amount of fees that our students are willing to pay for our courses. Therefore, our ability to continue to attract students to enroll in our programs without significantly decreasing course fees is critical to the continued success and growth of our business. This will depend on several factors, including our ability to develop new programs and enhance existing programs to respond to changes in market trends and student demands, expanding our geographic reach, managing our growth while maintaining the consistency of our teaching quality, effectively marketing our programs to a broader base of prospective students, developing and licensing additional high-quality educational content and responding to competitive pressures. It also depends on macroeconomic factors like unemployment and the resulting lower confidence in job prospects and many of the regulatory risks discussed below. Our enrollment in future years will be affected by legislative uncertainty, regulatory activity and macroeconomic conditions. It is likely that legislative, regulatory and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. If we are unable to continue to attract students to enroll in our programs without significantly decreasing course fees, our net revenues may decline and we may not be able to achieve profitability, either of which could result in a material adverse effect on our business, results of operations and financial condition.

If we are not able to continue to attract and retain qualified education professionals, we may not be able to maintain consistent teaching quality throughout our school, and our brand, business and results of operations may be materially and adversely affected.

Our education professionals are critical to maintaining the quality of our services, software products and programs, and maintaining our brand and reputation, as they interact with our students on a regular basis. We must continue to attract qualified education professionals who have a strong command of the subject areas to be taught and who meet our qualifications. We may not be able to hire and retain enough qualified education professionals to keep pace with our anticipated growth or at acceptable costs while maintaining consistent teaching quality across many different schools and programs in different geographic locations. Shortages of qualified education professionals, or decreases in the quality of our instruction, whether actual or perceived in one or more of our markets, or an increase in hiring costs, may have a material and adverse effect on our business and our reputation. Further, our inability to retain our education professionals may hurt our existing brands and those brands we are trying to develop, and retaining qualified teachers at additional costs may have a material adverse effect on our business and results of operations.

If our expansions into new businesses are not successful, our results of operation and growth prospects may be materially and adversely affected.

As part of our growth strategy, we enter into new businesses from time to time to generate additional revenue streams and through our development of new business lines or strategic investments in or acquisitions of other businesses. Expansions into new businesses may present operating, marketing and compliance challenges that differ from those that we currently encounter.

We have invested resources in the research and development of artificial intelligence (“AI”) technology and have made progress in the commercialization of our AI-driven offering, HybriU. We plan to continue to invest capital and other resources into our AI-driven business operations. However, AI technology is rapidly evolving with significant uncertainties, and we cannot make assurances that our investment and exploration in AI technology and AI-driven products and services will be successful. In addition, our AI-driven business requires very different products and services, sales and marketing channels and internal operational systems and processes. These requirements could disrupt our current operations and harm our financial condition and operating results, especially during the initial stage of investment, development and scaling of our new AI-driven offerings.

It is uncertain whether our strategies will attract users and customers or generate the revenue required to succeed. If we fail to generate sufficient usage of our new products and services, we may not grow revenue in line with the significant resources we invest in these new businesses. This may negatively impact gross margins and operating income.

Potential issues in the adoption and use of artificial intelligence in our product offerings may result in reputational harm or liability.

We are building AI into our product offerings and we expect this element of our business to be a driver for our future growth. We envision a future in which AI operates in our services and applications, such as HybriU. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and, therefore, our business. Our products and services based on AI may not be adopted by our users or customers. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of our AI solutions.

Our business depends on the strength of our brands in the marketplace. We may not be able to retain existing students or attract new students if we cannot continue to use, protect and enhance our brands successfully in the marketplace.

Our operational and financial performance and the successful growth of our business are highly dependent on market awareness of our “Ambow” brand. We believe that maintaining and enhancing the “Ambow” brand is critical to maintaining and enhancing our competitive advantage and growing our business. In order to retain existing students and attract new students, we plan to continue to make expenditures to create and maintain our positive brand awareness and create brand loyalty. The diverse set of services and products that we offer to college students places significant demands on us to maintain the consistency and quality of our services and products to ensure that our brands do not suffer from any actual or perceived decrease in the quality of our services and products. As we grow in size, expand our services and products and extend our geographical reach, maintaining the quality and consistency of our services and products may be more difficult. Any negative publicity about our services, products, or schools, regardless of their veracity, could harm our brand image and have a material adverse effect on our business and results of operations.

We face significant competition in each major program we offer and each geographic market in which we operate, and if we fail to compete effectively, we may lose our market share and our profitability may be adversely affected.

Competition could result in loss of market share and revenues, lower profit margins and limit our future growth.

We face competition from many different companies that focus on one area of our business and are able to devote all of their resources to that business line. These companies may be able to more quickly adapt than we can to changing technology, student preferences and market conditions in these markets. Therefore, these companies may have a competitive advantage over us with respect to these business areas.

Post-secondary education in the United States is highly competitive. Our U.S. college, NewSchool of Architecture & Design, LLC (“NewSchool”), competes with traditional public and private two-year and four-year colleges, other for-profit schools, and alternatives to higher education. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. These competitors may be able to devote greater resources than we can to the development, promotion and sale of their services and products, and respond more quickly than we can to changes in student needs, testing materials, admissions standards, market needs or new technologies. Some of our competitors, both public and private, may offer programs similar to ours at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary institutions, or by providing fewer student services or larger class sizes. While we believe that our U.S. college provides valuable education to their students, we may not always accurately predict the drivers of a student’s or potential students’ decisions to choose among the range of educational and other options available to them. Our student enrollment may decrease due to intense competition, and we may be required to reduce course fees or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our net revenues and profitability may decrease. We cannot make assurances that we will be able to compete successfully against current or future competitors. If we are unable to maintain our competitive position or otherwise respond to competitive pressures effectively, we may lose our market share and our profitability may be materially adversely affected.

We may not be able to successfully integrate businesses that we acquire, which may cause us to lose anticipated benefits from such acquisitions and to incur significant additional expenses.

It is challenging to integrate the business operations, infrastructure and management philosophies of acquired schools and companies. The benefits of our past and future acquisitions depend in significant part on our ability to integrate technology, operations and personnel. The integration of acquired schools and companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business and operations. The main challenges involved in integrating acquired entities include the following:

●	Ensuring and demonstrating to our students that the acquisitions will not result in adverse changes in service standards or business focus;

●	Consolidating and rationalizing corporate IT and administrative infrastructures;

●	Retaining qualified education professionals for our acquired entities;

●	Consolidating service and product offerings;

●	Coordinating and rationalizing research and development activities to enhance the introduction of new products and technologies with reduced costs;

●	Preserving strategic, marketing or other important relationships of the acquired entity and resolving potential conflicts that may arise with our key relationships; and

●	Minimizing the diversion of senior management attention from day-to-day operations.

We may not successfully integrate our operations and the operations of entities we acquire in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisitions to the extent or in the timeframe anticipated, which would have a material adverse effect on our results of operations.

Our results of operations may fluctuate, which makes our financial results difficult to forecast, and could cause our results to fall short of expectations.

Our results of operations may fluctuate as a result of a number of factors, many of which are outside of our control. Our net revenues from operations in 2025 increased to $9.5 from $9.4 million in 2024. Comparing our results of operations on a period-to-period basis may not be meaningful, and past results should not be relied on as an indication of our future performance. Our quarterly and annual net revenues and costs and expenses as a percentage of net revenues may be significantly different from our historical or projected rates. Our quarterly and annual net revenues and gross margins may fluctuate due to a number of factors, including:

●	The increase in costs associated with our strategic expansion plans;

●	The revenue and gross margin profiles of our acquisitions in a given period;

●	Our ability to successfully integrate our acquisitions and the timing of our post-integration activities;

●	Our ability to reduce our costs as a percentage of our net revenues;

●	Increased competition; and

●	Our ability to manage our financial resources, including administration of bank loans and bank accounts.

As a result of these and other factors, we may not sustain our past growth rates in future periods, and we may not sustain profitability on a quarterly or annual basis in the future.

We face risks related to natural disasters or other extraordinary events and public health epidemics, such as the global coronavirus outbreak experienced, in the locations in which we, our students, faculty and employees live and work, which could have a material adverse effect on our business and results of operations.

Our business could be severely disrupted and materially adversely affected by natural disasters, inclement weather, or the outbreak of health epidemics in the locations in which we, our students, faculty and employees live, work and attend classes. Any future natural disasters or health epidemics could also severely disrupt our business operations and have a material adverse effect on our business and results of operations.

Our business depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon the continuing services of the members of our senior management team and, in particular, upon retaining the services of our founder, Chairwoman, Chief Executive Officer and acting Chief Financial Officer, Dr. Jin Huang. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. As a result, our business may be disrupted, and our financial condition and results of operations may be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose teachers, students, key professionals and staff members. Competition for experienced management personnel in the private education sector is intense. The pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel or attract and retain high-quality senior executives or key personnel in the future, which could have a material adverse effect on our business and results of operations.

If we are not able to continually enhance our online programs, services and products and adapt them to rapid technological changes and student needs, we may lose market share and our business could be adversely affected.

Our online programs, services and products are vital to the success of our business. The market for such programs, services and products is characterized by rapid technological changes and innovation, as well as unpredictable product life cycles and user preferences. We must quickly modify our online programs, services and products to adapt to changing student needs and preferences, technological advances and evolving Internet practices. Ongoing enhancement of our online offerings and related technologies may entail significant expense and technical risk. We may use new technologies ineffectively or fail to adapt our online services or products and related technologies on a timely and cost-effective basis. If our improvements to our online offerings and the related technology are delayed, if they result in systems interruptions or are not aligned with market expectations or preferences, we may lose market share and our business could be materially adversely affected.

Failure to adequately and promptly respond to industry changes in curriculum, testing materials and standards could cause our services and products to be less attractive to our students.

Our success depends, in part, on our ability to continually update and expand the content, curriculum and test preparation materials of our academic programs, develop new programs and teaching methods in a cost-effective manner, and meet students’ needs in a timely manner. Any inability to track and respond to industry changes in a timely and cost-effective manner would make our services and products less attractive to students, which may materially and adversely affect our reputation and ability to continue to attract students without a significant decrease in course fees.

If we are unable to obtain new loans, at all or on terms that are acceptable to us, our growth will be impacted.

We may seek to obtain additional bank loans in the future. We cannot assure you that we will be able to obtain new loans or credit facilities, at all or on terms that are acceptable to us. Our ability to obtain financing may be affected by our financial position and leverage, our credit rating and investor perception of the education industry, as well as by prevailing economic conditions and the cost of financing in general. In addition, factors beyond our control, such as recent global market and economic conditions and the tightening of credit markets may result in a diminished availability of financing and increased volatility in credit and equity markets, which may materially adversely affect our ability to secure financing at reasonable costs or at all. If we were unable to obtain financing in the future on terms acceptable to us, our business operations and our growth plans would be materially harmed.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter.

We have experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations, primarily due to seasonal changes in service days and student enrollment. Historically, the number of days in which our students attend our courses is lower in the third quarter due to school closures for summer break. Because our colleges recognize revenues based on the number of service days in each quarter, we expect our third-quarter revenues to be lower than the first, second and fourth quarters. Our costs and expenses, however, do not necessarily correspond with changes in our student enrollment, service days or net revenues. We make investments in marketing and promotion, teacher recruitment and training, and product development throughout the year. We expect quarterly fluctuations in our revenues and results of operations to continue. As the revenues grow in our colleges, these seasonal fluctuations may become more pronounced.

We may not be able to adequately protect our intellectual property, which could adversely impact our competitiveness.

Our brand, copyrights, patents, trade secrets, trade names and other intellectual property rights are important to our success. Unauthorized use of any of our intellectual property may adversely affect our business and reputation. We rely on a combination of copyright, trademark and trade secrets laws and confidentiality agreements with our employees, consultants and others, including our partner schools, to protect our intellectual property rights. Nevertheless, it may be possible for third parties to obtain and use our intellectual property without authorization. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources and could disrupt our business. If we are unable to enforce our intellectual property rights, it could have a material adverse effect on our financial condition and results of operations. Failure to adequately protect our intellectual property could materially adversely affect our competitive position, our ability to attract students and our results of operations.

We may be exposed to infringement and misappropriation claims by third parties, which, if successful, could cause us to pay significant damage awards.

Third parties may initiate litigation against us alleging infringement upon their intellectual property rights. In the event of a future successful claim of infringement or misappropriation and our failure or inability to develop non-infringing technology or license the infringed or misappropriated or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or misappropriated or similar technology, license fees could be substantial and may adversely affect our results of operations.

Unexpected network interruptions, security breaches or computer virus attacks and system failures could have a material adverse effect on our business, financial condition and results of operations.

Any failure to maintain satisfactory performance, reliability, security or availability of our network infrastructure may cause significant damage to our reputation and our ability to attract and maintain students. Major risks involving our network structure include:

●	Breakdowns or system failures resulting in a prolonged shutdown of our servers, including failures attributable to power shutdowns, or attempts to gain unauthorized access to our systems, which may cause loss or corruption of data, including customer data, or malfunctions of software or hardware;

●	Disruption or failure in the national backbone network, which would make it impossible for visitors and students to log on to our websites;

●	Damage from fire, flood, power loss and telecommunications failures; and

●	Any infection by or spread of computer viruses.

Any network interruption or inadequacy that causes interruptions in the availability of our websites or deterioration in the quality of access to our websites could reduce customer satisfaction and result in a reduction in the number of students using our services. If sustained or repeated, these performance issues could reduce the attractiveness of our online and offline programs. In addition, we may be subject to a security breach caused by a computer hacker, which could involve attempts to gain unauthorized access to our systems or personal information stored in our systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. A user who circumvents our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Furthermore, increases in the volume of traffic on our websites could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause a disruption or suspension in our online course programs, which would hurt our brand and reputation, and thus negatively affect our net revenue growth. We may need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if we anticipate that our systems cannot handle higher volumes of traffic in the future; or to protect against system errors, failures or disruptions, or to repair or otherwise mitigate problems.

The actual or perceived failure by us, our customers, partners or vendors to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security, and other matters could harm our reputation and business and subject us to significant fines and liability.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal data, customer and user content, business data, trade secrets, intellectual property, third-party data, business plans, transactions, financial information. Our data processing activities subject us to numerous privacy, data protection and information security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements.

Laws in the United States

In the United States, federal, state, and local governments have enacted numerous privacy, data protection and information security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to the personal information of consumers, business representatives and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws if we obtain consumer information from third parties through various methods. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Artificial Intelligence

Our development and use of AI technology is subject to privacy, data protection, IP and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU, the UK and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI. In the EU, regulators have reached a political agreement on the text of the Artificial Intelligence Act, which, when adopted and in force, will have a direct effect across all EU jurisdictions and could impose onerous obligations related to the use of AI-related systems. Obligations on AI may make it harder for us to conduct our business using, or build products incorporating, AI, requires us to change our business practices, requires us to retrain our algorithms, or prevent or limit our use of AI. Additionally, certain privacy laws extend rights to consumers such as the right to delete certain personal information and regulate automated decision-making, which may be incompatible with our use of AI. If we do not develop or incorporate AI in a manner consistent with these factors and consistent with customer expectations, it may result in an adverse impact on our reputation, our business may be less efficient, or we may be at a competitive disadvantage. Similarly, if customers and users do not widely adopt our new product AI experiences, features and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment.

Industry Standards

In addition to privacy, data protection and information security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also have privacy, data protection and information security obligations arising from the practices in our industry or of companies similar to ours. We are also bound by other contractual obligations related to privacy, data protection and information security, and our efforts to comply with such obligations may not be successful. If we fall below such industry standards or cannot comply with such contractual obligations, our reputation and business may be harmed. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection and information security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Our information security measures, and those of third parties upon which we rely, may be compromised in the future. If our information security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and users curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share confidential, proprietary and sensitive data, including data of ours, our customers and our users, the data which includes personal information, customer and user content, health-related data, intellectual property, trade secrets, business plans, and financial information. We and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of confidential, proprietary, and sensitive information.

Cyberattacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties upon which we rely. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel such as through theft or misuse, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage in and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, which could materially disrupt our systems and operations, supply chain, and ability to provide our services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks including through deepfakes, which may be increasingly more difficult to identify as fake, and phishing attacks, malicious code such as viruses and worms, malware including as a result of advanced persistent threat intrusions, denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations or our ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers and other functions. We also rely on third-party service providers to provide other products, services and parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

If our information security measures are compromised, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We take steps designed to detect and remediate vulnerabilities in our information systems and those of third parties upon whom we rely, but we may not detect or remediate all such vulnerabilities or do so in a timely manner. The threats and techniques used to exploit vulnerabilities change frequently, are often sophisticated in nature and may be difficult to detect by security tools. Vulnerabilities could be exploited and result in a security incident. We have limited budgetary and human resources for detecting and remediating vulnerabilities and have experienced difficulties in hiring and retaining qualified security personnel. We may experience delays in developing and deploying remedial measures, including patches, designed to address identified vulnerabilities, and our remedial measures may require action by our customers, such as installing patches or updates, which may increase the amount of time a vulnerability remains unremediated. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our information systems or third-party software, or obtain unauthorized access to or compromise our systems.

Our legal right to lease certain properties could be challenged by property owners or other third parties, which may cause interruptions to business operations of the affected college campuses and adversely affect our financial results.

We lease the premises used for our office and the operation of our college campuses. As a result, we are dependent on the property rights of these properties held by their owners to enable us to use the premises. We cannot assure that all lessors of our leased business premises have the relevant land use right certificates or building ownership certificates of the premises they lease to us or otherwise have the right to lease the premises to us.

We were involved in two lawsuits concerning our leased property. On July 15, 2024, Art Block Investors, LLC filed an unlawful detainer action against NewSchool in the San Diego Superior Court, seeking possession of the premises and approximately $2.26 million in unpaid rent and common area maintenance fees. In June 2025, we entered into a settlement agreement with the landlord, resulting in a gain of $1.5 million, which mainly represented the amount of remaining lease liabilities deducting the payable amount agreed in settlement agreement, netting of right-of-use assets at the settlement date. According to the settlement agreement, we are required to pay $1.0 million within three days after the signing of the agreement. Starting from May 2025, we are required to make additional payments of $1.0 million in installments over the following two years. We may, from time to time, become involved in legal proceedings similar to those in which we have been involved in the past. The ultimate resolution of the proceedings may have a material adverse impact on our business, financial condition, results of operations or cash flows. Failure to settle the proceedings or other unfavorable outcomes in these proceedings could result in significant damages, additional penalties or other remedies imposed against the Company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources. It could also result in our reputation being harmed and our stock price could decline as a result of allegations made in the course of the proceedings, regardless of the truthfulness of the allegations. See also “Item 1- Business - “Legal Proceedings.”

In addition, we are not aware of any actions, claims or investigations being contemplated by the relevant governmental entities with respect to the defects in our leased real properties, or any actions or claims by third parties with respect to our leased real properties other than the lawsuits as described above in this report. However, if we are unable to use the existing properties, enter new leases or renew our current leases on a timely basis and on terms favorable to us, our business, results of operations and financial condition could be materially adversely affected. No impairment loss was made against the operating lease right-of-use assets in 2024 and 2025.

We may need to record a significant charge to earnings if our goodwill or intangible assets arising from acquisitions become impaired, which would adversely affect our net income.

In accordance with U.S. GAAP, we account for our acquisitions using the acquisition method of accounting, and such acquisitions have resulted in significant goodwill and intangible assets. These assets may become impaired in the future, which could have a material adverse effect on our results of operations following such acquisitions. We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. During 2025, we did not recognize any impairment loss. In the future, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could have a material adverse effect on our results of operations.

Our grant of employee share options, restricted shares or other share-based compensation and any future grants could have an adverse effect on our net income.

We adopted an equity incentive plan in 2010, the 2010 Equity Incentive Plan, which was amended and restated in November 2018, the Amended and Restated 2010 Plan (the “Amended 2010 Plan”). We adopted a new equity incentive plan in 2024. We have granted options and restricted shares under these plans to our employees and consultants. U.S. GAAP prescribes how we account for share-based compensation, which may have an adverse or negative impact on our results of operations. U.S. GAAP requires us to recognize share-based compensation as a compensation expense in the statement of operations based on the fair value of equity awards on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. These statements also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. During the year ended December 31, 2025, we recorded share-based compensation expenses for the options amounted to $0.2 million. The expenses associated with share-based compensation may reduce the attractiveness of issuing share options or restricted shares under our equity incentive plan. However, if we do not grant share options or restricted shares or reduce the number of share options or restricted shares that we grant, we may not be able to attract and retain key personnel. If we grant more share options or restricted shares to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our results of operation.

Changes to accounting standards, taxation rules or practices, or greater than anticipated tax liabilities may adversely affect our reported results of operations or how we conduct our business.

A change in accounting standards or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting standards or taxation rules, such as accounting for uncertainty in income taxes under ASC 740, and various interpretations of accounting standards or taxation practices have been adopted and may be adopted in the future. These accounting standard and tax regulation changes, future changes and the uncertainties surrounding current practices and implementation procedures may adversely affect our reported financial results or the way we conduct our business. The determination of our provision for income tax and other tax liabilities requires significant judgment, and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Moreover, we may lose the tax benefits we are currently receiving, or we may be forced to disgorge prior tax benefits we have enjoyed and pay additional taxes and possibly penalties for prior tax years, any of which would harm our results of operations.

RISKS RELATED TO REGULATIONS OF OUR U.S. BUSINESS

If we fail to comply with the extensive U.S. regulatory requirements related to operating a U.S. higher education institution, we could face significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students.

As a provider of higher education in the United States, we are subject to extensive regulation on both the federal and state levels. These regulatory requirements cover virtually all phases and aspects of our U.S. postsecondary operations, including educational program offerings, facilities, civil rights, safety, public health, privacy, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, the addition of new educational programs, and changes in our corporate structure and ownership. In particular, the Higher Education Act and related regulations subject our U.S. college that participates in the various Title IV programs to significant regulatory scrutiny.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) the accrediting agencies recognized by the Secretary of Education; and (3) state education regulatory bodies. In addition, other federal agencies such as the Consumer Financial Protection Bureau and Federal Trade Commission, and various state agencies and state attorneys general enforce consumer protection laws applicable to post-secondary educational institutions.

The regulations, standards, and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business.

Title IV requirements are enforced by the Department of Education and, in some instances, by private plaintiffs. If we are found not to be in compliance with these laws, regulations, standards, or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our U.S. college operations. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds, or other censure that could have a material adverse effect on our business.

The ongoing regulatory effort aimed at for-profit post-secondary institutions of higher education could lead to additional legislation or other governmental action that may negatively affect the industry.

The proprietary post-secondary education sector has at times experienced scrutiny from federal legislators, agencies, and state legislators and attorneys general. An adverse disposition of these existing inquiries, administrative actions, or claims, or the initiation of other inquiries, administrative actions, or claims, could, directly or indirectly, have a material adverse effect on our business, financial condition, result of operations, and cash flows and result in significant restrictions on us and our ability to operate.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we will lose our ability to participate in Title IV programs.

The loss of institutional accreditation by our U.S. college would render any of our U.S. college ineligible to participate in Title IV programs and would have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. In addition, an adverse action by our institutional accreditors other than loss of accreditation, such as the issuance of a warning, could have a material adverse effect on our business.

If we fail to obtain recertification by the Department of Education when required, we will lose our ability to participate in Title IV programs.

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution. The Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew, or withdraws our certification to participate in Title IV programs, our students will no longer be able to receive Title IV program funds. Alternatively, the Department of Education could (1) renew the certifications for an institution, but restrict or delay receipt of Title IV funds, limit the number of students to whom an institution could disburse such funds, or place other restrictions on that institution, or (2) delay recertification after an institution’s PPA expires, in which case the institution’s certification would continue on a month-to-month basis, any of which would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

On May 31, 2025, the Department of Education and NewSchool executed a Program Participation Agreement, approving NewSchool’s continued participation in Title IV programs with full certification through March 31, 2027.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers.

If we lose eligibility to participate in Title IV programs because of high student loan default rates, it will have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our U.S. college could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, NewSchool derived approximately 69.68% of its cash-basis revenues from these programs in the year 2024. Percentages of NewSchool for the year 2024 are in the process of audits as of the date of this report, which we estimate will be in compliance with the 90/10 Rule. If NewSchool loses eligibility to participate in Title IV programs because it is unable to comply with the 90/10 Rule, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All U.S. colleges are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, periodic renewal of institutional PPAs, periodic program reviews and ad hoc events, which may lead the Department of Education to evaluate an institution’s financial responsibility or administrative capability. The administrative capability criteria require, among other things, that our institution (1) has an adequate number of qualified personnel to administer Title IV programs, (2) has adequate procedures for disbursing and safeguarding Title IV funds and for maintaining records, (3) submits all required reports and consolidated financial statements in a timely manner, and (4) does not have significant problems that affect the institution’s ability to administer Title IV programs.

A financial responsibility test is required for continued participation by an institution’s students in U.S. federal financial assistance programs. The test is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet the financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to heightened cash monitoring and other participation requirements. An institution with a score of less than 1.0 is considered not financially responsible. However, a school with a score of less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to heightened cash monitoring requirements and post a letter of credit (equal to a minimum of 10% of the Title IV aid it received in the institution’s most recent fiscal year). For the fiscal year of 2024, the composited score of NewSchool was 2.3. The audits to calculate the composited scores of NewSchool for the fiscal year of 2024 are in process as of the date of this report. We estimate NewSchool will meet the required minimum of 1.5.

If the Department of Education determines, in its judgment, that NewSchool has failed to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions, including, among other things, a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participate in Title IV programs or repayment of funds received under Title IV programs, any of which could have a material adverse effect on our business, financial condition, results of operation and cash flows and result in the imposition of significant restrictions on us and our ability to operate. The Department of Education has considerable discretion under the regulations to impose the foregoing sanctions and, in some cases, such sanctions could be imposed without advance notice or any prior right of review or appeal.

Our failure to comply with the Borrower Defense to Repayment Regulations could result in sanctions and other liability.

Under the Higher Education Act, The Department of Education is authorized to specify in regulations, which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Direct Loan made under the Direct Loan Program. On July 1, 2020, new Defense to Repayment regulations went into effect that include a higher threshold for establishing misrepresentation, provides for a statute of limitation for claims submission, narrows the current triggers allowed for letter of credit requirements, and eliminates provisions for group discharges. The new regulations are effective with claims on loans disbursed on or after July 1, 2020.

Management is unable to predict how regulations will be revised, the result of any other current or future rulemaking, or the impact of such rulemaking on our business. The outcome of any legal proceeding instituted by a private party or governmental authority, facts asserted in pending or future lawsuits, and/or the outcome of any future governmental inquiry, lawsuit, or enforcement action could serve as the basis for claims by students or The Department of Education under the Defense to Repayment regulations, the posting of substantial letters of credit, or the termination of eligibility of our institutions to participate in the Title IV program based on The Department of Education’s institutional capability assessment, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business operations could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

Any processing disruptions by the Department of Education may affect our students’ abilities to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows related to our U.S. college could be adversely and materially affected.

Our business operations could be harmed if Congress makes changes to the availability of Title IV funds.

We collected approximately 40.6% of the consolidated net revenues in our revenue from receipt by NewSchool of Title IV financial aid program funds in the year of 2025, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student enrollment and/or increase costs of operation. Political and budgetary concerns significantly affect Title IV programs. Any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our U.S. college or students to participate in Title IV programs could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

RISKS RELATED TO OWNERSHIP OF OUR ADSS

We cannot assure you that the ADSs will not be delisted from the NYSE American, which could negatively impact the price of the ADSs and our ability to access the capital markets.

Our ADSs are currently listed on the NYSE American. We cannot give you any assurance that a broader or more active public trading market for the ADSs will develop on the NYSE American or be sustained, or that current trading levels in ADSs will be sustained. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the ADSs, which may further affect the liquidity of the ADSs.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in the delisting of our ADSs. In order to maintain this listing, we must maintain a certain share price and financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.20 per share and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

We previously received notification from the NYSE American citing that the ADSs had been selling for a low price per share for a substantial period of time and we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (“Company Guide”). Although in the past we have been able to cure previously cited deficiencies, there can be no assurance that we will continue to meet the NYSE American continued listing requirements. In accordance with Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards in the future, the NYSE American will take the appropriate action, which, depending on the circumstances, may include initiating its compliance procedures or initiating delisting proceedings.

Additionally, there are no assurances on how the market price of our ADSs will be impacted in future periods as a result of the general uncertainties in the capital markets. If the ADSs are delisted, it could reduce the price of the ADSs and the levels of liquidity available to our shareholders. In addition, the delisting of the ADSs could materially and adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of the ADSs could materially and adversely affect our ability to raise capital. Delisting from the NYSE American could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

The market price of our ordinary shares and the ADSs could be subject to volatility.

The market price of our ordinary shares and the ADSs is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results;

●	announcements of new products or services by us or our competitors;

●	technological breakthroughs by us or our competitors;

●	news regarding gains or losses of customers or partners by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the ordinary shares and the ADSs.

Insiders have substantial control over us, which could adversely affect the market price of our ADSs.

Under our Sixth Amended and Restated Memorandum and Articles of Association, our ordinary shares are divided into Class A Ordinary Shares and Class C Ordinary Shares. Holders of Class A Ordinary Shares are entitled to one vote per share, while holders of Class C Ordinary Shares are entitled to ten votes per share. Shareholdings of our executive officers and directors, and their respective affiliates, give them the power to control any actions that require shareholder approval under Cayman Islands law, our Sixth Amended and Restated Memorandum and Articles of Association, including the election and removal of any member of our Board of Directors, mergers, consolidations and other business combinations, changes to our Sixth Amended and Restated Memorandum and Articles of Association, the number of shares available for issuance under share incentive plans and the issuance of significant amounts of our ordinary shares in private placements. Our executive officers and directors and their respective affiliates have sufficient voting rights to determine the outcome of all matters requiring shareholder approval.

As a result of our executive officers and directors and their respective affiliates’ ownership of a majority of our ordinary shares, their voting power may cause transactions to occur that might not be beneficial to you as a holder of ADSs and may prevent transactions that would be beneficial to you. For example, their voting power may prevent a transaction involving a change of control of us, including transactions in which holders of our ADSs might otherwise receive a premium for held securities over the then-current market price. Similarly, our executive officers and directors and their respective affiliates may approve a merger or consolidation of our Company, which may result in you receiving a stake (either in the form of shares, debt obligations or other securities) in the surviving or new consolidated company which may not operate our current business model and dissenters’ rights may not be available to you in such an event. This concentration of ownership could also adversely affect the market price of our ADSs or lessen any premium over the market price that an acquirer might otherwise pay.

We may need additional capital, and the sale of additional ADSs or other equity securities would result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for more than the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. To consummate these transactions, we may issue additional shares in these acquisitions that will dilute our shareholders. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends. Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

●	Our future financial condition, results of operations and cash flow;

●	General market conditions for capital raising activities; and

●	Economic, political and other conditions in China and elsewhere.

We cannot assure you that if we need additional cash financing it will be available in amounts or on terms acceptable to us, or at all.

Anti-takeover provisions in our Sixth Amended and Restated Memorandum and Articles of Association may discourage, delay or prevent a change in control.

Some provisions of our Sixth Amended and Restated Memorandum and Articles of Association may discourage, delay or prevent a change in control of our Company or management that shareholders may consider favorable, including, among other things, the following:

●	Provisions that authorize our Board of Directors to issue preferred shares in one or more series and to designate the price, rights, preferences, privileges and restrictions of such preferred shares without any further vote or action by our shareholders; and

●	Provisions that restrict the ability of our shareholders to call meetings and to propose special matters for consideration at shareholder meetings.

You may be subject to limitations on the transfer of your ADSs.

Your ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary deem it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement, or for any other reason.

Our ADSs or Ordinary Shares may be delisted under the Holding Foreign Companies Accountable Act (“HFCA Act”) if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our ADSs or Ordinary Shares, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct adequate inspections deprives our investors from the benefits of such inspections. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was enacted on December 29, 2022 under the Consolidated Appropriations Act 2023, amends the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such ordinary shares from being traded on a national securities exchange or in the over-the-counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was enacted on December 29, 2022 under the Consolidated Appropriations Act 2023, amends the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC.

On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB may in the future determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong.

Our auditor, Guangdong Prouden CPAs GP, the independent registered public accounting firm that issued the audit report included elsewhere in the annual report, an auditor of companies that are traded publicly in the United States, is headquartered in Guangzhou, China and is subject to inspection by the PCAOB to assess its compliance with the applicable professional standards. As a result, we do not expect to be identified as a “Commission-Identified Issuer” under the HFCAA for the fiscal year ended December 31, 2025 after we file our annual report on Form 10-K for such fiscal year.

GENERAL RISK FACTORS

We may have acquisitions in the future, which involve risks and uncertainties, and if we don’t manage those risks well, it may harm our business.

In the future, we may establish and maintain joint ventures and strategic relationships with third parties. Strategic acquisitions, investments and relationships with third parties involve substantial risks and uncertainties, including:

●	Our ability to identify and acquire targets in a cost-effective manner;

●	Our ability to obtain approval from relevant governmental authorities for the acquisitions and comply with applicable rules and regulations for such acquisitions;

●	Potential ongoing financial obligations in connection with acquisitions;

●	Potential unforeseen or hidden liabilities, including litigation claims or tax liabilities, associated with acquired companies or schools;

●	The diversion of resources and management attention from our existing businesses;

●	Failure to achieve the intended objectives, benefits or revenue-enhancing opportunities expected from the acquisitions;

●	Our ability to generate sufficient revenues to offset the costs and expenses of strategic acquisitions, investments, joint venture formations, or other strategic relationships; and

●	Potential loss of, or harm to, employee or customer relationships as a result of ownership changes.

In particular, while we typically would perform due diligence on each entity that we acquire before acquisition, some of the acquired entities may not maintain their historical documents and records properly and such documents and records may be unavailable for our review. As such, there may be hidden liabilities and risks relating to the business and operation of such entities that we fail to identify before the acquisition. If we acquire such an entity and any such hidden liability is found or any such risk materializes in the future, we may not have any remedy against the sellers and may have to assume the liabilities and losses as a result.

If any one or more of these risks or uncertainties were to occur or if any of the strategic objectives contemplated is not achieved, our ability to manage our business could be impaired. It could result in our failure to derive the intended benefits of these strategic acquisitions, investments, joint ventures or strategic relationships, or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to successfully pursue our future acquisition strategy, our plans for further market penetration, revenue growth and improved results of operations could be harmed.

If we fail to successfully develop and introduce new services and products in time, our competitive position and ability to generate revenues could be harmed.

Our future success depends partly on our ability to develop new services and products. The planned timing or introduction of new services and products is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational or other problems could delay or prevent the introduction of one or more of our new services or products. Moreover, we cannot assure you that any of our new services and products will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new services and products to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected.

We rely heavily on our information systems, and if we fail to further develop our technologies, or if our systems, software, applications, database or source code contain “bugs” or other undetected errors, our operations may be seriously disrupted.

The successful development and maintenance of our systems, software, applications and database, such as our HybriU Education, HybriU Conference, and our school management software and system, learning engine and student database, is critical to the attractiveness of our online and offline programs and the management of our business operations. In order to achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our technology. This may require us to acquire additional equipment and software and to develop new applications. In addition, our technology platform upon which our management systems and online programs operate, and our other databases, products, systems and source codes could contain undetected errors or “bugs” that could adversely affect their performance.

To date, our information systems have not encountered material errors or technical issues that have adversely affected or disrupted our operations. If we encounter errors or other service quality or reliability issues, or if we are unable to design, develop, implement and utilize information systems and the data derived from these systems, our ability to realize our strategic objectives and our profitability could be adversely affected, and this may cause us to lose market share, harm our reputation and brand names, and materially adversely affect our business and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud, and investor confidence may be materially and adversely affected.

As a public company in the United States, we are subject to the reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring every public company to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report. As a non-accelerated filer, we are not required to have an independent registered public accounting firm issue an attestation report on the effectiveness of our internal control over financial reporting. However, we are still required to include a report of management on the effectiveness of our Company’s internal control over financial reporting in our annual report. Our management has performed an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2025 and concluded that our internal control over financial reporting was effective as of December 31, 2025. See “Item 9A. Control and Procedures.”

Nevertheless, we cannot assure you that we will maintain effective internal control over financial reporting on an ongoing basis. If we fail to maintain effective internal controls over financial reporting in the future, our management may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. Any failure to maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could have a material and adverse effect on the trading price of our ADSs. Furthermore, we have incurred and anticipate that we will continue to incur considerable costs, management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We are dependent on the renewal and maintenance of Title IV programs.

The Higher Education Act, which is the law authorizing Title IV programs, is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

We are subject to compliance reviews, which, if they result in a material finding of noncompliance, could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and related lawsuits by government agencies, accrediting agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring us to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs in that state.

Our U.S. college must be authorized to operate by the appropriate postsecondary regulatory authority in each state in which the institution is located. Campuses of our U.S. college are authorized to operate and grant degrees, diplomas, or certificates by the applicable education agency of the state in which each such campus is located. Such state authorization is required for students at the campus to participate in Title IV programs. The loss of state authorization would, among other things, render the affected institution ineligible to participate in Title IV programs, at least at those state campus locations, and otherwise limit that school’s ability to operate in that state. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree-granting authority in other states in which we operate, which would further impact our business. If these pressures and uncertainty continue in the future, or if one or more of our institutions are unable to offer programs in one or more states, it could have a material adverse impact on our enrollment, revenue, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.

If we pay a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret our compensation practices as such, we could be subject to sanctions or other liability, which could have a material adverse effect on our business.

Our failure to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.

The Higher Education Act prohibits an institution that participates in Title IV programs, its employees and agents from engaging in “substantial misrepresentation” of the nature of its educational programs, its financial charges, or the employability of its graduates. These regulations may, among other things, subject us to sanctions for statements containing errors made to non-students, including any member of the public, impose liability on us for the conduct of others and expose us to liability even when no actual harm occurs. A “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. We may face complaints from students and prospective students over statements made by us and our agents in advertising and marketing, during the enrollment, admissions and financial aid process, and throughout attendance at our U.S. college, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties.

In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs, a requirement to post a substantial letter of credit. If the Department of Education or other third parties interpret statements made by us or on our behalf to be in violation of the new regulations, any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Our failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

Effective July 1, 2011, Title IV regulations define the term “credit hour” and require accrediting agencies and state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions, which could have a material adverse effect on our business, financial conditions, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

We are subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational programs.

The Higher Education Act and Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational programs before completing it. If refunds are not properly calculated or timely paid, we may be required to post a letter of credit with the Department of Education or be subject to sanctions or other adverse actions by the Department of Education, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Investigations, legislative and regulatory developments, and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs.

The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced, and recommendations made by the Consumer Financial Protection Bureau create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, creating uncertainty in the industry and general credit market conditions, may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for, and/or availability of private education loans, decrease U.S. college’s non-Title IV revenue, and thereby increase their 90/10 ratio, and have a material adverse effect on our business.

Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.

Our U.S. college’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act, or the ADA, prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. If our U.S. college is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through the adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility, our U.S. college may have to modify its online classrooms and other uses of technology to satisfy applicable requirements, which could require substantial financial investment. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as the ADA, and defending against such actions may require our U.S. college to incur costs to modify its online classrooms and other uses of technology and costs of litigation.

We may not be able to pay any dividends on our Class A ordinary shares and, correspondingly, the ADSs.

Since our inception, we have not declared or paid any dividends on our shares. We intend to retain any earnings for use in our business and do not currently intend to pay cash dividends on our ordinary shares. Dividends, if any, on our outstanding ordinary shares will be declared by and subject to the discretion of our Board of Directors, and subject to Cayman Islands law. We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our Board of Directors may deem relevant.

We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequence to U.S. holders of our ADSs or ordinary shares.

We believe we were not a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for our taxable year ended December 31, 2025. However, a separate determination must be made each year as to whether we are a PFIC (after the close of each taxable year) and we cannot make assurances that we will not be a PFIC for the year ending December 31, 2026 or any future taxable year. A foreign (non-U.S.) corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income, or (2) at least 50% of the value of its assets (generally based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets (including, among others, a pro-rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% (by value) of the equity interest) from time to time. Because we currently hold, and expect to continue to hold, a substantial amount of cash or cash equivalents, which are generally treated as passive assets, and, because the calculation of the value of our assets may be based in part on the value of our ADSs, which is likely to fluctuate, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. Holder held an ADS or an ordinary share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder.

The laws of the Cayman Islands may not provide our shareholders with benefits comparable to those provided to shareholders of corporations incorporated in the United States.

Our corporate affairs are governed by our Sixth Amended and Restated Memorandum and Articles of Association, by the Companies Law (as amended) of the Cayman Islands and by the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law in the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands and from English common law. Decisions of the Privy Council (which is the final Court of Appeal for British Overseas Territories such as the Cayman Islands) are binding on a court in the Cayman Islands. Decisions of the English courts, and particularly the House of Lords and the Court of Appeal are generally of persuasive authority but are not binding in the courts of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the Cayman Islands have a less developed body of securities laws relative to the United States. Therefore, our public shareholders may have more difficulty protecting their interests in the face of actions by our management, directors or controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action before the federal courts of the United States. The Cayman Island courts are also unlikely to impose liability against us in original actions brought in the Cayman Islands, based on certain civil liabilities provisions of U.S. securities laws. See “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Memorandum and Articles of Association.”

The voting rights of holders of ADSs are limited by the terms of the deposit agreement, and you may not be able to exercise your right to vote the ordinary shares underlying your ADSs.

Holders of our ADSs will only be able to exercise their voting rights with respect to the underlying ordinary shares in accordance with the provisions of the deposit agreement. Under the deposit agreement, you must vote by giving voting instructions to the depositary. Upon receipt of voting instructions, the depositary will vote the underlying ordinary shares in accordance with these instructions. You will not be able to directly exercise your right to vote with respect to the underlying ordinary shares unless you withdraw the shares. Under our Sixth Amended and Restated Memorandum and Articles of Association, the minimum notice period required for convening a shareholder meeting is 10 days. When a shareholder meeting is convened, you may not receive sufficient advance notice to withdraw the ordinary shares underlying your ADSs to allow you to vote with respect to any specific matter. If we ask for your instructions, the depositary will notify you of the upcoming vote and will arrange to deliver our voting materials to you. We cannot assure you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote your shares. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for their manner of carrying out your voting instructions. This means that you may not be able to exercise your right to vote and you may have no legal remedy if the shares underlying your ADSs are not voted as you requested.

Holders of our ADSs may not be able to participate in rights offerings and may experience dilution of your holdings as a result.

We may, from time to time, distribute rights to our shareholders, including rights to acquire our securities. Under the deposit agreement for the ADSs, the depositary will not offer those rights to ADS holders unless both the rights and the underlying securities to be distributed to ADS holders are either registered under the Securities Act, or exempt from registration under the Securities Act with respect to all holders of ADSs. We are under no obligation to file a registration statement with respect to any such rights or underlying securities or to endeavor to cause such a registration statement to be declared effective. In addition, we may not be able to take advantage of any exemptions from registration under the Securities Act. Accordingly, holders of our ADSs may be unable to participate in rights offerings we make and may experience dilution in their holdings as a result.

Holders of our ADSs may not receive distributions on our ordinary shares or any value for them if such distribution is illegal or if any required government approval cannot be obtained in order to make such distribution available to you.

The depositary of our ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on ordinary shares or other deposited securities underlying our ADSs, after deducting its fees and expenses. You will receive these distributions in proportion to the number of ordinary shares your ADSs represent. However, the depositary is not responsible if it decides that it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities that require registration under the Securities Act but that are not properly registered or distributed under an applicable exemption from registration. The depositary may also determine that it is not feasible to distribute certain property through the mail. Additionally, the value of certain distributions may be less than the cost of mailing them. In these cases, the depositary may determine not to distribute such property. We have no obligation to register under U.S. securities laws any ADSs, ordinary shares, rights or other securities received through such distributions. We also have no obligation to take any other action to permit the distribution of ADSs, ordinary shares, rights or anything else to holders of ADSs. This means that you may not receive distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them available to you. These restrictions may cause a material decline in the value of our ADSs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We have developed and put into place an information security program that is customized to fit our specific operations, infrastructure, products, and services, as well as the level of sensitivity of our data. This program involves processes that are specifically created to recognize, evaluate, and handle significant risks stemming from cybersecurity threats.

We have implemented cybersecurity risk management processes that include, for example, vulnerability assessments, application security assessments, penetration testing, third party security assessments, security audits, and ongoing risk assessments. In addition, we have implemented technical, physical, and organizational safeguards designed to mitigate material risks from cybersecurity threats, including, for example, depending on the environment or system: information security policies and standards, data protection policies and standards, security training and awareness campaigns, information protection processes, and systems monitoring for cybersecurity threats. We have also implemented an Incident Response Plan and procedures that provide a framework for responding to cybersecurity incidents.

As of the date of this annual report, we have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Governance

Our Board of Directors oversees the cybersecurity risks and be informed on risks from cybersecurity threats and receives reports from members of the cybersecurity management team during board meetings regarding the management of cybersecurity risks and any existing issues.

Our cybersecurity management team is informed about and monitors the prevention, detection, mitigation and remediation of key cybersecurity risks and incidents through a variety of ways. These ways may include providing periodic briefings on the current state of our defenses, potential threats, and counteractive measures, discussing the impact of cybersecurity trends on our strategic outlook and risk landscape, evaluating our cybersecurity strategy to ensure it is ahead of emerging threats, working with independent cybersecurity experts, and objectively complementing and evaluating our internal cybersecurity posture. We have the necessary skills and extensive external resources to mitigate, detect, respond to, and recover from cybersecurity risks and incidents.

ITEM 2. PROPERTIES.

In May 2025, we entered into a lease for approximately 12,500 square feet of office space in San Diego, commencing on May 1, 2025. The lease expires on April 30, 2028. The premises are used for office and campus operations. The lessee has no remaining renewal options or other rights to extend the lease term beyond April 30, 2028.

In addition, on January 8, 2025, we entered into a lease for approximately 44,544 square feet of college campus space in San Diego, which commenced on April 1, 2025. The lease expires on January 31, 2031. The lease includes a five-year renewal option at the then-prevailing fair market rental rate for the premises. We do not consider the exercise of the renewal option to be reasonably certain.

We believe that our existing facilities are adequate for our current business operations and will be able to enter into lease arrangements on commercially reasonable terms for future expansion.

Please see Note 16 Leases in the consolidated financial statements for further details regarding the terms of our leases.

ITEM 3. LEGAL PROCEEDINGS.

Please see “Item 1 - Business - Legal Proceedings” for a discussion of the significant legal proceedings we are involved in.

ITEM 4 Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our ADSs (each representing twenty Class A Ordinary Shares) currently trade in the NYSE American under the symbol “AMBO.” Prior to February 20, 2024, one ADS represented two Class A ordinary share. On February 20, 2024, we effected a change of the ADS to Class A ordinary share ratio from one ADS representing two Class A Ordinary Shares to one ADS representing twenty Class A Ordinary Shares. The ratio change has the same effect as a 1-for-10 ADS reverse split. There was no change to the underlying Class A Ordinary Shares, and no Class A ordinary shares were issued or cancelled in connection with the change in ADS ratio. As of February 12, 2026, the closing sale price of our ADSs were $2.5060.

Number of Holders of our Securities

As of February 12, 2026, there were approximately 62 holders of record of our ADSs.

Dividend Policy

Our Board of Directors has the discretion over whether to pay dividends on our ordinary shares. Since our inception, we have not declared or paid any dividends on our shares. We intend to retain any earnings for use in our business and do not currently intend to pay cash dividends on our ordinary shares. Dividends, if any, on our outstanding ordinary shares will be declared by and subject to the discretion of our Board of Directors, and subject to Cayman Islands law.

Any dividend we declare will be paid to the holders of ADSs, subject to the terms of the deposit agreement, to the same extent as holders of our ordinary shares, to the extent permitted by applicable law and regulations, less the fees and expenses payable under the deposit agreement. Any dividend we declare will be distributed by the depositary bank to the holders of our ADSs. Cash dividends on our ordinary shares, if any, will be paid in U.S. dollars.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2025.

Description of Securities

As of December 31, 2025, we had the following series of securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
American depositary shares (one American depositary share representing twenty Class A Ordinary Shares, par value $0.003 per share) **	AMBO	NYSE American LLC
Class A Ordinary Shares, par value $0.003 per share*		NYSE American LLC

*	Not for trading, but only in connection with the listing on the NYSE American

**	Effective on February 20, 2024, the ratio of ADSs to our Class A Ordinary Shares was changed from one ADS representing two Class A Ordinary Shares to one ADS representing twenty Class A Ordinary Shares.

This section contains a description of the rights of (i) holders of share(s) and (ii) holders of ADS(s). Shares underlying the ADSs are held by Citibank, N.A., as depositary, and holders of ADSs will not be treated as holders of the shares.

General

Our authorized share capital is US$ 230,000 divided into 66,666,667 Class A Ordinary Shares with a par value of US$0.003 per Class A Ordinary Share, 8,333,333 Class C Ordinary Shares with a par value of US$0.003 per Class C Ordinary Share, and 1,666,667 undesignated preferred shares with a par value of US$0.003 per preferred share. As of December 31, 2025, there were 52,498,019 Class A Ordinary Shares and 4,708,415 Class C Ordinary Shares issued and outstanding.

In connection with the proposal to adopt the Sixth Amended and Restated Memorandum and Articles of Association, in our current report on Form 6-K filed on June 4, 2015, we sought approval to, among other things, create a new class of ordinary shares entitled Class C Ordinary Shares (“Class C Shares”), which were in addition to the Class A Ordinary Shares which had already been designated. The Class C Shares would be entitled to ten (10) votes on all matters subject to vote at our general meetings. On November 8, 2015, 4,708,415 of the Class A Ordinary Shares held by Dr. Jin Huang were exchanged for 4,708,415 Class C Shares. This exchange was approved by all disinterested members of the Board of Directors. The Class C shares were created with the intention to issue such shares to our management. The main effect of the dual-class voting structure is to vest our management team, especially Dr. Jin Huang, with significant control over Ambow’s decisions, allowing management the freedom to focus on the long term by ensuring that it retained control over Ambow. The structure would also prevent outside parties from taking over or unduly influencing management decisions. As such, investors would fully share in our long term economic future, but would have less ability to influence strategic decisions through their voting rights.

The following are summaries of material provisions of our Sixth Amended and Restated Memorandum and Articles of Association and the Companies Law insofar as they relate to the material terms of our share capital.

Sixth Amended and Restated Memorandum and Articles of Association

Subject to other provisions in the Articles, including certain protective provisions set forth in Schedule A thereto, the shareholders may by ordinary resolution increase, or by special resolution decrease, our authorized share capital and may also by special resolution amend our Sixth Amended and Restated Memorandum and Articles of Association.

Ordinary shares

General

All of our outstanding ordinary shares are fully paid and non-assessable. Certificates representing the ordinary shares are issued in registered form. The ordinary shares are not entitled to any preemptive conversion, subscription or redemption rights. Our shareholders may freely hold and vote their shares.

Voting rights

Each Class A Ordinary Share is entitled to one vote and each Class C Ordinary Share is entitled to ten votes on all matters upon which the ordinary shares are entitled to vote, including the election of directors. Voting at any meeting of shareholders is by a poll. Subject to the Schedule A attached to the Sixth Amended and Restated Memorandum and Articles, other than an action that requires a special resolution, shareholders may approve corporate matters without a meeting being held by way of written resolution signed by or on behalf of shareholders holding more than 85% of all of our issued and outstanding shares on an as-converted basis. If any resolution of shareholders is adopted otherwise than by the unanimous written consent of all shareholders, a copy of such resolution shall forthwith be sent to all shareholders or holders of shares in the relevant class no consenting to such resolution. The consent may be in the form of counterparts, each counterpart being signed by one or more shareholders or persons.

A quorum required for a meeting of shareholders consists of at least a number of shareholders present in person or by proxy and entitled to vote representing the holders of not less than one-third of all of our issued voting share capital. Shareholders’ meetings are held annually and may otherwise be convened by the board of directors or its chairperson on its or his/her own initiative. Advance notice of at least ten calendar days (but not more than sixty calendar days) is required for the convening of any meeting of shareholders.

Any ordinary resolution to be made by the shareholders requires the affirmative vote of a simple majority of the votes attaching to the ordinary shares cast in person or by proxy at a meeting of our shareholders. A special resolution requires the affirmative vote of not less than two-thirds of the votes cast in person, by a duly authorized representative in the case of a shareholder who is a corporation, or by proxy at a meeting of our shareholders or a unanimous written resolution of all our shareholders. A special resolution is required for matters such as removing an independent director for cause, changing our name, amending our Sixth Amended and Restated Memorandum and Articles of Association and reducing our authorized share capital.

Conversion rights attaching to shares

Each Class C Ordinary Share is convertible into one Class A Ordinary Share at any time by the holder thereof. Class A Ordinary Shares are not convertible under any circumstances. If at any time Jin Huang, our Chairwoman and Chief Executive Officer, and her affiliates collectively own less than 5% of the total number of the issued and outstanding Class C Ordinary Shares, each issued and outstanding Class C Ordinary Share shall be automatically and immediately converted into one share of Class A Ordinary Shares without payment of additional consideration and no Class C Ordinary Shares shall thereafter be issuable by us.

Difference between Class A and Class C Ordinary Shares

The difference between the Class A Ordinary Shares and Class C Ordinary Shares are the special voting rights attached to the Class C Ordinary Shares as disclosed above.

Dividends

The holders of our ordinary shares are entitled to receive such dividends as may be declared by our board of directors subject to our Sixth Amended and Restated Memorandum and Articles of Association and the Companies Law. Dividends may be paid only out of profits, which include net earnings and retained earnings undistributed in prior years, and out of share premium, a concept analogous to paid-in surplus in the United States. No dividend may be declared and paid unless our directors determine that immediately after the payment, we will be able to satisfy our liabilities as they become due in the ordinary course of business and we have funds lawfully available for such purpose. Any such dividends will be paid to Citibank, N.A., as the custodian of the ADSs being issued in this offering, and shall be subject to further distribution to you as a shareholder by the custodian. See “Description of American Depositary Shares – Dividends and Distributions”.

Liquidation

If we were to be liquidated and the assets available for distribution among the shareholders are insufficient to repay the whole of the share capital, such assets shall be distributed so that, as nearly as may be, the losses shall be borne by the shareholders in proportion to the par value of the ordinary shares held by them. If in a winding up the assets available for distribution among the shareholders shall be more than sufficient to repay the whole of the share capital at the commencement of the liquidation, the surplus shall be distributed among the shareholders in proportion to the par value of the ordinary shares held by them at the commencement of the liquidation, subject to a deduction from those ordinary shares in respect of which there are monies due, of all monies payable to us, without prejudice to the rights of the holders of ordinary shares issued upon special terms and conditions.

If we were to be liquidated the liquidator may, with the approval by an ordinary resolution of the shareholders, divide among the shareholders in species or in kind the whole or any part of our assets (whether they shall consist of property of the same kind or not) and may, for such purpose set such value as he/she deems fair upon any property to be divided and may determine how such division shall be carried out as between the shareholders or different classes of shareholders. The liquidator may, with the approval by an ordinary resolution of the shareholders, vest the whole or any part of such assets in trustees upon such trusts for the benefit of the contributories as the liquidator, with the approval by an ordinary resolution of the shareholders shall think fit, but so that no shareholder shall be compelled to accept any shares or other securities whereon there is any liability.

Miscellaneous

Share certificates registered in the names of two or more persons are deliverable to any one of them named in the share register and, if two or more such persons tender a vote, the vote of the person whose name first appears in the share register will be accepted to the exclusion of any other.

Transfer of shares

Subject to the restrictions of Sixth Amended and Restated Memorandum and Articles of Association, as applicable, any of our shareholders may transfer all or any of his or her ordinary shares by an instrument of transfer in the usual or common form or any other form approved by our board.

Our Board of Directors may, in its sole discretion, (except with respect to a transfer from an ordinary shareholder to its Affiliate(s)), decline to register any transfer of any ordinary shares which is not fully paid up or on which we have a lien. Our directors may also decline to register any transfer of any ordinary share unless (a) the instrument of transfer is lodged with us, accompanied by the certificate for the ordinary shares to which it relates and such other evidence as our Board of Directors may reasonably require to show the right of the transferor to make the transfer; (b) the instrument of transfer is in respect of only one class of ordinary shares; (c) the instrument of transfer is duly and properly signed; (d) in the case of a transfer to joint holders, the number of joint holders to whom the ordinary share is to be transferred does not exceed four; or (e) a fee of such maximum sum as our Board of Directors may from time to time require, is paid to us in respect thereof.

If our Board of Directors refuses to register a transfer, it shall, within two months after the date on which the instrument of transfer was lodged, send to each of the transferor and the transferee notice of such refusal. The registration of transfers may be suspended and the register closed at such times and for such periods as our Board of Directors may from time to time determine; provided, however that the registration of transfers shall not be suspended nor the register closed for more than 30 days in any year.

Variation of rights of shares

Subject to Schedule A of the Sixth Amended and Restated Memorandum and Articles and except as otherwise provided therein, all or any of the special rights attached to any class of our shares may, unless otherwise provided by the terms of issue of the shares of that class, from time to time be varied with the consent in writing of the holders of at least two-thirds of the issued shares of that class, or a resolution by holders of two-thirds of the shares of that class present in person or by proxy at a separate meeting of the holders of the shares of that class.

Inspection of books and records

Holders of our ordinary shares will have no general right under Cayman Islands law to inspect or obtain copies of our list of shareholders or our corporate records. However, we will provide our shareholders with annual audited financial statements. See “Where you can find more information.”

Preferred shares

Pursuant to our Sixth Amended and Restated Memorandum and Articles of Association, our Board of Directors has the authority, without further action by the shareholders, to issue up to 1,666,667 preferred shares in one or more series and determine the designations, powers, preferences, privileges and other rights, including dividend rights, conversion rights, redemption rights and liquidation preferences, any or all of which may be greater than the rights of the ordinary shares. Subject to the directors’ duty of acting for a proper purpose, preferred shares can be issued quickly with terms calculated to delay or prevent a change of control of our company or make removal of management more difficult. Additionally, the issuance of preferred shares may have the effect of decreasing the market price of our ordinary shares and may adversely affect the voting and other rights of the holders of ordinary shares. No such preferred shares have been issued, and we have no present plans to issue any such preferred shares.

Differences in corporate law

Cayman Islands corporate law is modeled on English corporate law, but does not follow recent English law statutory enactments, and accordingly there are significant differences between the Companies Law and the current Companies Act of England. Cayman Islands corporate law differs from laws relating to U.S. corporations and their shareholders. Set forth below is a summary of the significant differences between the provisions of the Companies Law applicable to our company and the laws applicable to Delaware corporations and their shareholders.

Mergers and similar arrangements

In certain circumstances the Cayman Islands Companies Law allows for mergers or consolidations between two Cayman Islands companies, or between a Cayman Islands exempted company and a company incorporated in another jurisdiction (provided that is facilitated by the laws of that other jurisdiction).

Where the merger or consolidation is between two Cayman Islands companies, the directors of each company must approve a written plan of merger or consolidation containing certain prescribed information. That plan or merger or consolidation must then be authorized by either (a) a special resolution of the shareholders of each company or (b) such other authorization, if any, as may be specified in such constituent company’s articles of association. A shareholder has the right to vote on a merger or consolidation regardless of whether the shares that he holds otherwise give him voting rights. No shareholder resolution is required for a merger between a parent company (i.e., a company that owns at least 90% of the issued shares of each class in a subsidiary company) and its subsidiary company. The consent of each holder of a fixed or floating security interest of a constituent company must be obtained, unless the court waives such requirement. If the Cayman Islands Registrar of Companies is satisfied that the requirements of the Companies Law (which includes certain other formalities) have been complied with, the Registrar of Companies will register the plan of merger or consolidation.

Where the merger or consolidation involves a foreign constituent company, and where the surviving company is a Cayman Islands exempted company, the procedure is similar, save that with respect to the foreign constituent company, the director of the surviving or consolidated company is required to make a declaration to the effect that, having made due inquiry, he is of the opinion that the requirements set out below have been met: (i) that the merger or consolidation is permitted or not prohibited by the constitutional documents of the foreign company and by the laws of the jurisdiction in which the foreign company is incorporated, and that those laws and any requirements of those constitutional documents have been or will be complied with; (ii) that no petition or other similar proceeding has been filed and remains outstanding or order made or resolution adopted to wind up or liquidate the foreign company in any jurisdictions; (iii) that no receiver, trustee, administrator or other similar person has been appointed in any jurisdiction and is acting in respect of the foreign company, its affairs or its property or any part thereof; (iv) that no scheme, order, compromise or other similar arrangement has been entered into or made in any jurisdiction whereby the rights of creditors of the foreign company are and continue to be suspended or restricted; (v) that the foreign company is able to pay its debts as they fall due and that the merger or consolidated is bona fide and not intended to defraud unsecured creditors of the foreign company; (vi) that in respect of the transfer of any security interest granted by the foreign company to the surviving or consolidated company (a) consent or approval to the transfer has been obtained, released or waived; (b) the transfer is permitted by and has been approved in accordance with the constitutional documents of the foreign company; and (c) the laws of the jurisdiction of the foreign company with respect to the transfer have been or will be complied with; (vii) that the foreign company will, upon the merger or consolidation becoming effective, cease to be incorporated, registered or exist under the laws of the relevant foreign jurisdiction; and (viii) that there is no other reason why it would be against the public interest to permit the merger or consolidation.

Where the above procedures are adopted, the Companies Law provides for a right of dissenting shareholders to be paid a payment of the fair value of his shares upon their dissenting to the merger or consolidation if they follow a prescribed procedure. In essence, that procedure is as follows (a) the shareholder must give his written objection to the merger or consolidation to the constituent company before the vote on the merger or consolidation, including a statement that the shareholder proposes to demand payment for his shares if the merger or consolidation is authorized by the vote; (b) within 20 days following the date on which the merger or consolidation is approved by the shareholders, the constituent company must give written notice to each shareholder who made a written objection; (c) a shareholder must within 20 days following receipt of such notice from the constituent company, give the constituent company a written notice of his intention to dissent including, among other details, a demand for payment of the fair value of his shares; (d) within seven days following the date of the expiration of the period set out in paragraph (b) above or seven days following the date on which the plan of merger or consolidation is filed, whichever is later, the constituent company, the surviving company or the consolidated company must make a written offer to each dissenting shareholder to purchase his shares at a price that the company determines is the fair value and if the company and the shareholder agree on the price within 30 days following the date on which the offer was made, the company must pay the shareholder such amount; (e) if the company and the shareholder fail to agree on a price within such 30 day period, within 20 days following the date on which such 30 day period expires, the company (and any dissenting shareholder) must file a petition with the Cayman Islands Grand Court to determine the fair value and such petition must be accompanied by a list of the names and addresses of the dissenting shareholders with whom agreements as to the fair value of their shares have not been reached by the company. At the hearing of that petition, the court has the power to determine the fair value of the shares together with a fair rate of interest, if any, to be paid by the company upon the amount determined to be the fair value. Any dissenting shareholder whose name appears on the list filed by the company may participate fully in all proceedings until the determination of fair value is reached. These rights of a dissenting shareholder are not to be available in certain circumstances, for example, to dissenters holding shares of any class in respect of which an open market exists on a recognized stock exchange or recognized interdealer quotation system at the relevant date or where the consideration for such shares to be contributed are shares of any company listed on a national securities exchange or shares of the surviving or consolidated company.

Moreover, Cayman Islands law also has separate statutory provisions that facilitate the reconstruction or amalgamation of companies in certain circumstances, schemes of arrangement will generally be more suited for complex mergers or other transactions involving widely held companies, commonly referred to in the Cayman Islands as a “scheme of arrangement” which may be tantamount to a merger. In the event that a merger was sought pursuant to a scheme of arrangement (the procedures of which are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States), the arrangement in question must be approved by a majority in number of each class of shareholders and creditors with whom the arrangement is to be made and who must in addition represent three-fourths in value of each such class of shareholders or creditors, as the case may be, that are present and voting either in person or by proxy at a meeting, or meeting summoned for that purpose. The convening of the meetings and subsequently the terms of the arrangement must be sanctioned by the Grand Court of the Cayman Islands. While a dissenting shareholder would have the right to express to the court the view that the transaction should not be approved, the court can be expected to approve the arrangement if it satisfies itself that:

●	We are not proposing to act illegally or beyond the scope of our corporate authority and the statutory provisions as to majority vote have been complied with;

●	The shareholders have been fairly represented at the meeting in question;

●	The arrangement is such as a businessman would reasonably approve; and

●	The arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law or that would amount to a “fraud on the minority.”

If a scheme of arrangement or takeover offer (as described below) is approved, any dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of United States corporations, providing rights to receive payment in cash for the judicially determined value of the shares.

Squeeze-out provisions. When a takeover offer is made and accepted by holders of 90% of the shares to whom the offer is made within four months, the offer may, within a two-month period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

Further, transactions similar to a merger, reconstruction and/or an amalgamation may in some circumstances be achieved through other means to these statutory provisions, such as a share capital exchange, asset acquisition or control, through contractual arrangements, of an operating business.

Shareholders’ lawsuits

We are not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed their availability (although, the reported cases were unsuccessful for technical reasons). In principle, we will normally be the proper plaintiff and a claim against (for example) our officers or directors usually may not be brought by a minority shareholder. However, based on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply in circumstances in which:

●	A company is acting or proposing to act illegally or beyond the scope of its authority;

●	The act complained of, although not beyond the scope of the authority, could be effected if duly authorized by more than the number of votes which have actually been obtained; or

●	Those who control the company are perpetrating a “fraud on the minority.”

A shareholder may have a direct right of action against us where the individual rights of that shareholder have been infringed or are about to be infringed.

Indemnification. The Companies Law of the Cayman Islands does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Our Sixth Amended and Restated Memorandum and Articles of Association provides for indemnification of officers and directors for losses, damages, costs and expenses incurred in their capacities as such, except through their own actual fraud or willful default.

Directors’ fiduciary duties

Under Delaware corporate law, a director of a Delaware corporation has a fiduciary duty to the corporation and its shareholders. This duty is generally viewed to have two main components: the duty of care and the duty of loyalty. The duty of care requires that a director act in good faith, with the care that an ordinarily prudent person would exercise under similar circumstances. Under this duty, a director must inform himself of, and disclose to shareholders, all material information reasonably available regarding a significant transaction. The duty of loyalty requires that a director act in a manner he reasonably believes to be in the best interests of the corporation. He must not use his corporate position for personal gain or advantage. This duty prohibits self-dealing by a director and mandates that the best interest of the corporation and its shareholders take precedence over any interest possessed by a director, officer or controlling shareholder and not shared by the shareholders generally. In general, actions of a director are presumed to have been made on an informed basis, in good faith and in the honest belief that the action taken was in the best interests of the corporation. However, this presumption may be rebutted by evidence of a breach of one of the fiduciary duties. Should such evidence be presented concerning a transaction by a director, a director must prove the procedural fairness of the transaction, and that the transaction was of fair value to the corporation.

As a matter of Cayman Islands law, a director of a Cayman Islands exempted company is in the position of a fiduciary with respect to the company, and therefore it is considered that he owes the following duties to the company—a duty to act bona fide in the best interests of the company, a duty not to make a profit based on his position as director (unless the company permits him to do so) and a duty not to put himself in a position where the interests of the company conflict with his personal interest or his duty to a third party. A director of a Cayman Islands exempted company owes to the company a duty to act with skill and care. It was previously considered that a director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience. However, English and Commonwealth courts have moved towards a dual objective/subjective standard with regard to the required skill and care to the effect that a director must exercise the skill and care of a reasonably intelligent person having both (a) the general knowledge, skill and experience that may be expected of a person carrying out the same actions as are carried out by that director in relation to the company and (b) the general knowledge, skill and experience that particular director has. These authorities are likely to be followed in the Cayman Islands.

Shareholder action by written resolution

Under the Delaware General Corporation Law, a corporation may eliminate the right of shareholders to act by written consent by amendment to its certificate of incorporation. Cayman Islands law and our Sixth Amended and Restated Memorandum and Articles of Association provide that subject to the Schedule A attached to the Sixth Amended and Restated Memorandum and Articles, other than an action that requires a special resolution, shareholders may approve corporate matters without a meeting being held by way of written resolution signed by or on behalf of shareholders holding more than 85% of all of our issued and outstanding shares on an as-converted basis. If any resolution of shareholders is adopted otherwise than by the unanimous written consent of all shareholders, a copy of such resolution shall forthwith be sent to all shareholders or holders of shares in the relevant class no consenting to such resolution. The consent may be in the form of counterparts, each counterpart being signed by one or more shareholders or persons.

Shareholder proposals

Under the Delaware General Corporation Law, a shareholder has the right to put a proposal before the annual meeting of shareholders, provided it complies with the DGCL and the notice provisions in the governing documents. A special meeting may be called by the board of directors or any other person authorized to do so in the governing documents, but shareholders may be precluded from calling special meetings. Cayman Islands’ law and our- Sixth Amended and Restated Memorandum and Articles of Association allow our shareholders to make proposals for consideration and determination by all shareholders at annual shareholder meetings, subject to compliance with the specified notice provisions, and our Sixth Amended and Restated Memorandum and Articles of Association provides that, subject to certain procedure prescribed therein being satisfied, the shareholders holding not less than ten percent (10%) of the paid up capital of the company (the “Requisitionists”), or any of the Requisitionists representing not less than a majority of the aggregate voting rights of all of them, may themselves convene a general meeting. The general meeting convened by the Requisitionists shall be convened in the same manner as nearly as possible as that in which general meetings are to be convened by the directors.

Cumulative voting

Under the Delaware General Corporation Law, cumulative voting for elections of directors is not permitted unless the corporation’s certificate of incorporation specifically provides for it. Cumulative voting potentially facilitates the representation of minority shareholders on a board of directors since it permits the minority shareholder to cast all the votes to which the shareholder is entitled on a single director, which increases the shareholder’s voting power with respect to electing such director. As permitted under Cayman Islands law, our Sixth Amended and Restated Memorandum and Articles of Association specifically do not allow cumulative voting. As a result, our shareholders are not afforded any less favorable protections or rights on this issue than shareholders of a Delaware corporation.

Removal of directors

Under the Delaware General Corporation Law, a director of a corporation with a classified board may be removed only for cause with the approval of a majority of the outstanding shares entitled to vote, unless the certificate of incorporation provides otherwise. Under our Sixth Amended and Restated Memorandum and Articles of Association, an independent director may be removed for negligence or other reasonable cause at any time before the expiration of his or her term by a special resolution passed at a duly convened shareholders meeting by the holders of at least two-thirds of our outstanding shares being entitled to vote in person or by proxy at such a meeting or by a unanimous written consent of our shareholders. A director, other than an independent director, may be removed from office by ordinary resolutions passed at a duly convened shareholders meeting by a simple majority or by a unanimous written consent of our shareholders at any time before the expiration of his term notwithstanding anything in the Sixth Amended and Restated Memorandum and Articles or in any agreement between the company and such director (but without prejudice to any claim for damages under such agreement).

Transactions with interested shareholders

The Delaware General Corporation Law contains a business combination statute applicable to Delaware public corporations whereby, unless the corporation has specifically elected not to be governed by such statute by amendment to its certificate of incorporation, it is prohibited from engaging in certain business combinations with an “interested shareholder” for three years following the date on which such person becomes an interested shareholder. An interested shareholder generally is one which owns or owned 15% or more of the target’s outstanding voting shares within the past three years. This has the effect of limiting the ability of a potential acquirer to make a two-tiered bid for the target in which all shareholders would not be treated equally. The statute does not apply if, among other things, prior to the date on which such shareholder becomes an interested shareholder, the board of directors approves either the business combination or the transaction that resulted in the person becoming an interested shareholder. This encourages any potential acquirer of a Delaware public corporation to negotiate the terms of any acquisition transaction with the target’s board of directors.

Cayman Islands law has no comparable statute. As a result, we cannot avail ourselves of the types of protections afforded by the Delaware business combination statute. However, although Cayman Islands law does not regulate transactions between a company and its significant shareholders, it does provide that such transactions entered into must be bona fide in the best interests of the company and not with the effect of perpetrating a fraud on the minority shareholders.

Dissolution; winding up

Under the Delaware General Corporation Law, unless the board of directors approves the proposal to dissolve, dissolution must be approved by shareholders holding 100% of the total voting power of the corporation. Only if the dissolution is initiated by the board of directors may it be approved by a simple majority of the corporation’s outstanding shares. The Delaware General Corporation Law allows a Delaware corporation to include in its certificate of incorporation a supermajority voting requirement in connection with dissolutions initiated by the board of directors. Under Cayman Islands law, our company may be voluntarily dissolved, liquidated or wound up only by the vote of holders of two-thirds of our shares voting at a meeting or by the unanimous written consent of all shareholders.

Variation of rights of shares

Under the Delaware General Corporation Law, a corporation may vary the rights of a class of shares with the approval of a majority of the outstanding shares of such class, unless the certificate of incorporation provides otherwise. Under Cayman Islands law and our Sixth Amended and Restated Memorandum and Articles of Association, if our share capital is divided into more than one class of shares, we may vary the rights attached to any class only with the vote of holders of a majority of the shares of such class.

Amendment of governing documents

Under the Delaware General Corporation Law, a corporation’s governing documents may be amended with the approval of a majority of the outstanding shares entitled to vote, unless the certificate of incorporation provides otherwise. Our Sixth Amended and Restated Memorandum and Articles of Association may only be amended by a special resolution passed at a duly convened shareholders meeting by the holders of at least two-thirds of our outstanding shares being entitled to vote in person or by proxy at such meeting or by a unanimous written consent of all our shareholders.

Inspection of books and records

Under the Delaware General Corporation Law, any shareholder of a corporation may for any proper purpose inspect or make copies of the corporation’s stock ledger, list of shareholders and other books and records. Holders of our shares will have no general right under Cayman Islands law to inspect or obtain copies of our list of shareholders or our corporate records. However, we intend to provide our shareholders with annual reports containing audited financial statements.

Anti-takeover provisions in our Sixth Amended and Restated Memorandum and Articles of Association

Some provisions of our Sixth Amended and Restated Memorandum and Articles of Association may discourage, delay or prevent a change of control of our company or management that shareholders may consider favorable, including provisions that:

●	Authorize our Board of Directors to issue preferred shares in one or more series and to designate the price, rights, preferences, privileges and restrictions of such preferred shares without any further vote or action by our shareholders;

●	Prohibit cumulative voting;

●	Do not permit shareholders to call meetings of shareholders;

●	Create a classified board of directors pursuant to which our directors are elected for staggered terms, which means that shareholders can only elect, or remove, a limited number of directors in any given year; and

●	Establish advance notice requirements for nominating board of directors’ nominees or for proposing matters that can be acted on by shareholders at annual shareholder meetings.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our Sixth Amended and Restated Memorandum and Articles of Association for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Rights of non-resident or foreign shareholders

There are no limitations imposed by foreign law or by our Sixth Amended and Restated Memorandum and Articles of Association on the rights of non-resident or foreign shareholders to hold or exercise voting rights on our shares. In addition, there are no provisions in Sixth Amended and Restated Memorandum and Articles of Association governing the ownership threshold above which shareholder ownership must be disclosed.

Anti-money laundering—Cayman Islands

In order to comply with legislation or regulations aimed at the prevention of money laundering we may adopt and maintain anti-money laundering procedures, and we may require shareholders to provide evidence to verify their identity and source of funds. Where permitted, and subject to certain conditions, we may also delegate the maintenance of our anti-money laundering procedures (including the acquisition of due diligence information) to a suitable person.

We reserve the right to request such information as is necessary to verify the identity of a shareholder, unless in the particular case we are satisfied that an exemption applies under the Money Laundering Regulations (2015 Revision) of the Cayman Islands, as amended and revised from time to time, or the Regulations. Depending on the circumstances of each application, a detailed verification of identity might not be required where:

●	The shareholder makes the payment for their investment from an account held in the applicant’s name at a recognized financial institution;

●	The shareholder is regulated by a recognized regulatory authority and is based or incorporated in, or formed under the law of, a recognized jurisdiction; or

●	The purchase of shares is made through an intermediary which is regulated by a recognized regulatory authority and is based in or incorporated in, or formed under the law of a recognized jurisdiction and an assurance is provided in relation to the procedures undertaken on the underlying investors.

For the purposes of these exceptions, recognition of a financial institution, regulatory authority or jurisdiction will be determined in accordance with the Regulations by reference to those jurisdictions recognized by the Cayman Islands Monetary Authority as having equivalent anti-money laundering regulations.

In the event of delay or failure on the part of the subscriber in producing any information required for verification purposes, we may refuse to accept the application, in which case any funds received will be returned without interest to the account from which they were originally debited. We also reserve the right to refuse to make any redemption payment to a shareholder if our directors suspect or are advised that the payment of redemption proceeds to such shareholder might result in a breach of applicable anti-money laundering or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure the compliance by us with any such laws or regulations in any applicable jurisdiction.

If any person resident in the Cayman Islands knows or suspects or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or is involved with terrorism or terrorist property and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands, pursuant to the Proceeds of Crime Law of the Cayman Islands (2017 Revision) if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher pursuant to the Terrorism Law of the Cayman Islands (2017 Revision) if the disclosure relates to involvement with terrorism or terrorist financing and property. Such a report shall not be treated as a breach of confidence or of any restriction upon the disclosure of information imposed by any enactment or otherwise.

Listing

We have been listing of the ADSs on the NYSE American under the symbol “AMBO” since 2018.

DESCRIPTION OF AMERICAN DEPOSITARY SHARES

American Depositary Shares

Citibank, N.A. is the depositary bank for our American Depositary Shares. Citibank’s depositary offices are located at 388 Greenwich Street, New York, New York 10013. American Depositary Shares are frequently referred to as “ADSs” and represent ownership interests in securities that are on deposit with the depositary bank. ADSs may be represented by certificates that are commonly known as “American Depositary Receipts” or “ADRs.” The depositary bank typically appoints a custodian to safekeep the securities on deposit. In this case, the custodian is Citibank, N.A.—Hong Kong, located at 10/F, Harbour Front (II), 22 Tak Fung Street, Hong Hum, Kowloon, Hong Kong.

We have appointed Citibank as the depositary bank pursuant to a deposit agreement. A copy of the deposit agreement is on file with the SEC under cover of a Registration Statement on Form F-6. You may obtain a copy of the deposit agreement from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and from the SEC’s website (www.sec.gov).

We are providing you with a summary description of the material terms of the ADSs and of your material rights as an owner of ADSs. Please remember that summaries by their nature lack the precision of the information summarized and that the rights and obligations of an owner of ADSs will be determined by reference to the terms of the deposit agreement and not by this summary. We urge you to review the deposit agreement in its entirety.

Each ADS represents the right to receive twenty Class A Ordinary Shares, par value $0.003 per share, on deposit with the custodian. An ADS also represents the right to receive any other property received by the depositary or the custodian on behalf of the owner of the ADS but that has not been distributed to the owners of ADSs because of legal restrictions or practical considerations.

If you become an owner of ADSs, you will become a party to the deposit agreement and therefore will be bound to its terms and to the terms of any ADR that represents your ADSs. The deposit agreement and the ADR specify our rights and obligations as well as your rights and obligations as owner of ADSs and those of the depositary. As an ADS holder you appoint the depositary to act on your behalf in certain circumstances. The deposit agreement and the ADRs are governed by New York law. However, our obligations to the holders of ordinary shares will continue to be governed by the laws of the Cayman Islands, which may be different from the laws in the United States.

In addition, applicable laws and regulations may require you to satisfy reporting requirements and obtain regulatory approvals in certain circumstances. You are solely responsible for complying with such reporting requirements and obtaining such approvals. Neither the depositary, the custodian, us nor any of their or our respective agents or affiliates shall be required to take any actions whatsoever on your behalf to satisfy such reporting requirements or obtain such regulatory approvals under applicable laws and regulations.

As an owner of ADSs, you may hold your ADSs either by means of an American depositary receipt, or ADR, registered in your name, through a brokerage or safekeeping account, or through an account established by the depositary in your name reflecting the registration of uncertificated ADSs directly on the books of the depositary (commonly referred to as the “direct registration system” or “DRS”). The direct registration system reflects the uncertificated (book-entry) registration of ownership of ADSs by the depositary. Under the direct registration system, ownership of ADSs is evidenced by periodic statements issued by the depositary to the holders of the ADSs. The direct registration system includes automated transfers between the depositary and The Depository Trust Company, or DTC, the central book-entry clearing and settlement system for equity securities in the United States. If you decide to hold your ADSs through your brokerage or safekeeping account, you must rely on the procedures of your broker or bank to assert your rights as an ADS owner. Banks and brokers typically hold securities such as the ADSs through clearing and settlement systems such as DTC. The procedures of such clearing and settlement systems may limit your ability to exercise your rights as an owner of ADSs. Please consult with your broker or bank if you have any questions concerning these limitations and procedures. All ADSs held through DTC will be registered in the name of a nominee of DTC. This summary description assumes you have opted to own the ADSs directly by means of an ADS registered in your name and, as such, we will refer to you as the “holder.” When we refer to “you,” we assume the reader owns ADSs and will own ADSs at the relevant time.

Dividends and distributions

As a holder, you generally have the right to receive the distributions we make on the securities deposited with the custodian. Your receipt of these distributions may be limited, however, by practical considerations and legal limitations. Holders will receive such distributions under the terms of the deposit agreement in proportion to the number of the ADSs held as of a specified record date, after deduction of the applicable fees, taxes and expenses.

Distributions of cash

Whenever we make a cash distribution for the securities on deposit with the custodian, we will deposit the funds with the custodian. Upon receipt of confirmation of the deposit of the requisite funds, the depositary will arrange for the funds to be converted into U.S. dollars, if the funds are not initially in U.S. dollars, and for the distribution of the U.S. dollars to the holders, subject to the applicable laws and regulations.

The conversion into U.S. dollars will take place only if practicable and if the U.S. dollars are transferable to the United States. The amounts distributed to holders will be net of the fees, expenses, taxes and governmental charges payable by holders under the terms of the deposit agreement. The depositary will apply the same method for distributing the proceeds of the sale of any property (such as undistributed rights) held by the custodian in respect of securities on deposit. The depositary bank will hold any cash amounts it is unable to distribute in a non-interest bearing account for the benefit of the applicable holders and beneficial owners of ADSs until the distribution can be effected or the funds that the depositary bank holds must be escheated as unclaimed property in accordance with the laws of the relevant states of the United States.

Distributions of shares

Whenever we make a free distribution of ordinary shares for the securities on deposit with the custodian, we will deposit the applicable number of ordinary shares with the custodian. Upon receipt of confirmation of such deposit, the depositary will either distribute to holders new ADSs representing the ordinary shares deposited or modify the ADS-to-ordinary shares ratio, in which case each ADS you hold will represent rights and interests in the additional ordinary shares so deposited. Only whole new ADSs will be distributed. Fractional entitlements will be sold and the proceeds of such sale will be distributed as in the case of a cash distribution.

The distribution of new ADSs or the modification of the ADS-to-ordinary shares ratio upon a distribution of ordinary shares will be made net of the fees, expenses, taxes and governmental charges payable by holders under the terms of the deposit agreement. In order to pay such taxes or governmental charges, the depositary may sell all or a portion of the new ordinary shares so distributed.

No such distribution of new ADSs will be made if it would violate a law (i.e., the U.S. securities laws) or if it is not operationally practicable. If the depositary does not distribute new ADSs as described above, it may sell the ordinary shares received upon the terms described in the deposit agreement and will distribute the proceeds of the sale as in the case of a distribution of cash.

Distributions of rights

Whenever we intend to distribute rights to purchase additional ordinary shares, we will give prior notice to the depositary and we will assist the depositary in determining whether it is lawful and reasonably practicable to distribute rights to purchase additional ADSs to holders.

The depositary will establish procedures to distribute rights to purchase additional ADSs to holders and to enable such holders to exercise such rights if it is lawful and reasonably practicable to make the rights available to holders of ADSs, and if we provide all of the documentation contemplated in the deposit agreement (such as opinions to address the lawfulness of the transaction). You may have to pay fees, expenses, taxes and other governmental charges to subscribe for the new ADSs upon the exercise of your rights. The depositary is not obligated to establish procedures to facilitate the distribution and exercise by holders of rights to purchase new ordinary shares other than in the form of ADSs.

The depositary will not distribute the rights to you if:

●	We do not timely request that the rights be distributed to you or we request that the rights not be distributed to you;

●	We fail to deliver satisfactory documents to the depositary; or

●	It is not reasonably practicable to distribute the rights.

The depositary will sell the rights that are not exercised or not distributed if such sale is lawful and reasonably practicable. The proceeds of such sale will be distributed to holders as in the case of a cash distribution. If the depositary is unable to sell the rights, it will allow the rights to lapse.

Elective distributions

Whenever we intend to distribute a dividend payable at the election of shareholders either in cash or in additional shares, we will give prior notice thereof to the depositary and will indicate whether we wish the elective distribution to be made available to you. In such case, we will assist the depositary in determining whether such distribution is lawful and reasonably practicable. The depositary will make the election available to you only if it is reasonably practicable and if we have provided all of the documentation contemplated in the deposit agreement. In such case, the depositary will establish procedures to enable you to elect to receive either cash or additional ADSs, in each case as described in the deposit agreement.

If the election is not made available to you, you will receive either cash or additional ADSs, depending on what a shareholder in the Cayman Islands would receive upon failing to make an election, as more fully described in the deposit agreement.

Other distributions

Whenever we intend to distribute property other than cash, ordinary shares or rights to purchase additional ordinary shares, we will notify the depositary in advance and will indicate whether we wish such distribution to be made to you. If so, we will assist the depositary in determining whether such distribution to holders is lawful and reasonably practicable. If it is reasonably practicable to distribute such property to you and if we provide all of the documentation contemplated in the deposit agreement, the depositary will distribute the property to the holders in a manner it deems practicable.

The distribution will be made net of fees, expenses, taxes and governmental charges payable by holders under the terms of the deposit agreement. In order to pay such taxes and governmental charges, the depositary may sell all or a portion of the property received.

The depositary will not distribute the property to you and will sell the property if:

●	We do not request that the property be distributed to you or if we ask that the property not be distributed to you;

●	We do not deliver satisfactory documents to the depositary; or

●	The depositary determines that all or a portion of the distribution to you is not reasonably practicable.

The proceeds of such a sale will be distributed to holders as in the case of a cash distribution.

Redemption

Whenever we decide to redeem any of the securities on deposit with the custodian, we will notify the depositary in advance. If it is practicable and if we provide all of the documentation contemplated in the deposit agreement, the depositary will provide notice of the redemption to the holders. The custodian will be instructed to surrender the shares being redeemed against payment of the applicable redemption price. The depositary will convert the redemption funds received into U.S. dollars upon the terms of the deposit agreement and will establish procedures to enable holders to receive the net proceeds from the redemption upon surrender of their ADSs to the depositary. You may have to pay fees, expenses, taxes and other governmental charges upon the redemption of your ADSs. If less than all ADSs are being redeemed, the ADSs to be retired will be selected by lot or on a pro rata basis, as the depositary may determine.

Changes affecting Class A Ordinary Shares

The Class A Ordinary Shares held on deposit for your ADSs may change from time to time. For example, there may be a change in nominal or par value, a split-up, cancellation, consolidation or reclassification of such ordinary shares or a recapitalization, reorganization, merger, consolidation or sale of assets. If any such change were to occur, your ADSs would, to the extent permitted by law, represent the right to receive the property received or exchanged in respect of the ordinary shares held on deposit. The depositary may in such circumstances deliver new ADSs to you, amend the deposit agreement, the ADRs and the applicable registration statement(s) on Form F-6, call for the exchange of your existing ADSs for new ADSs and take any other actions that are appropriate to reflect as to the ADSs. If the depositary may not lawfully distribute such property to you, the depositary may sell such property and distribute the net proceeds to you as in the case of a cash distribution.

Transfer, combination and split up of ADRs

As an ADR holder, you will be entitled to transfer, combine or split up your ADRs and the ADSs evidenced thereby. For transfers of ADRs, you will have to surrender the ADRs to be transferred to the depositary and also must:

●	Ensure that the surrendered ADR certificate is properly endorsed or otherwise in proper form for transfer;

●	Provide such proof of identity and genuineness of signatures as the depositary deems appropriate;

●	Provide any transfer stamps required by the State of New York or the United States; and

●	Pay all applicable fees, charges, expenses, taxes and other government charges payable by ADR holders pursuant to the terms of the deposit agreement, upon the transfer of ADRs.

To have your ADRs either combined or split up, you must surrender the ADRs in question to the depositary with your request to have them combined or split up, and you must pay all applicable fees, charges and expenses payable by ADR holders, pursuant to the terms of the deposit agreement, upon a combination or split up of ADRs.

Withdrawal of shares upon cancellation of ADSs

As a holder, you will be entitled to present your ADSs to the depositary for cancellation and then receive the corresponding number of underlying ordinary shares at the custodian’s offices. Your ability to withdraw the ordinary shares held in respect of the ADSs may be limited by U.S. and legal considerations applicable at the time of withdrawal. In order to withdraw the ordinary shares represented by your ADSs, you will be required to pay to the depositary the fees for cancellation of ADSs and any charges and taxes payable upon the transfer of the ordinary shares being withdrawn. You assume the risk for delivery of all funds and securities upon withdrawal. Once canceled, the ADSs will not have any rights under the deposit agreement.

If you hold ADSs registered in your name, the depositary may ask you to provide proof of identity and genuineness of any signature and such other documents as the depositary may deem appropriate before it will cancel your ADSs. The withdrawal of the ordinary shares represented by your ADSs may be delayed until the depositary receives satisfactory evidence of compliance with all applicable laws and regulations. Please keep in mind that the depositary will only accept ADSs for cancellation that represents a whole number of securities on deposit.

You will have the right to withdraw the securities represented by your ADSs at any time except for:

●	Temporary delays that may arise because (i) the transfer books for the ordinary shares or ADSs are closed, or (ii) ordinary shares are immobilized on account of a shareholders’ meeting or a payment of dividends;

●	Obligations to pay fees, taxes and similar charges; or

●	Restrictions imposed because of laws or regulations applicable to ADSs or the withdrawal of securities on deposit.

The deposit agreement may not be modified to impair your right to withdraw the securities represented by your ADSs except to comply with mandatory provisions of law.

Voting rights

As a holder, you generally have the right under the deposit agreement to instruct the depositary to exercise the voting rights for the Class A Ordinary Shares represented by your ADSs. See “Description of shares and governing documents—Ordinary shares—Voting rights” for a description of the voting rights of holders of ordinary shares.

At our request, the depositary will distribute to you any notice of shareholders’ meeting received from us together with information explaining how to instruct the depositary to exercise the voting rights of the securities represented by ADSs. In lieu of distributing such materials, the depositary bank may distribute to holders of ADSs instructions on how to retrieve such materials upon request.

Voting at our shareholder meetings is by poll. If the depositary bank timely receives voting instructions from a holder of ADSs, it will endeavor to vote the securities (in person or by proxy) represented by the holder’s ADSs in accordance with such voting instructions.

Please note that the ability of the depositary to carry out voting instructions may be limited by practical and legal limitations and the terms of the securities on deposit. We cannot assure you that you will receive voting materials in time to enable you to return voting instructions to the depositary in a timely manner. Securities for which no voting instructions have been received will not be voted.

Fees and charges

As an ADS holder, you will be required to pay the following service fees to the depositary:

Service	Fees
Issuance of ADSs	up to U.S. 5¢ per ADS issued
Cancellation of ADSs	up to U.S. 5¢ per ADS canceled
Distribution of cash dividends or other cash distributions	up to U.S. 5¢ per ADS held
Distribution of ADSs pursuant to stock dividends, free stock distributions or exercise of rights	up to U.S. 5¢ per ADS held
Distribution of securities other than ADSs or rights to purchase additional ADSs	up to U.S. 5¢ per ADS held
Depositary Services	up to U.S. 5¢ per ADS held on the applicable record date(s) established by the depositary

As an ADS holder you will also be responsible to pay certain fees and expenses incurred by the depositary and certain taxes and governmental charges such as:

●	Fees for the transfer and registration of ordinary shares charged by the registrar and transfer agent for the ordinary shares in the Cayman Islands (i.e., upon deposit and withdrawal of ordinary shares);

●	Expenses incurred for converting foreign currency into U.S. dollars;

●	Expenses for cable, telex and fax transmissions and for delivery of securities;

●	Fees and expenses incurred in connection with compliance and exchange control regulations and other applicable regulatory requirements;

●	Taxes and duties upon the transfer of securities (i.e., when ordinary shares are deposited or withdrawn from deposit); and

●	Fees and expenses incurred in connection with the delivery or servicing of ordinary shares on deposit.

Depositary fees payable upon the issuance and cancellation of ADSs are typically paid to the depositary by the brokers (on behalf of their clients) receiving the newly issued ADSs from the depositary and by the brokers (on behalf of their clients) delivering the ADSs to the depositary for cancellation. The brokers in turn charge these fees to their clients. Depositary fees payable in connection with distributions of cash or securities to ADS holders and the depositary services fee are charged by the depositary to the holders of record of ADSs as of the applicable ADS record date.

The depositary fees payable for cash distributions are generally deducted from the cash being distributed. In the case of distributions other than cash (i.e., stock dividend, rights), the depositary charges the applicable fee to the ADS record date holders concurrent with the distribution. In the case of ADSs registered in the name of the investor (whether certificated or uncertificated in direct registration), the depositary sends invoices to the applicable record date ADS holders. In the case of ADSs held in brokerage and custodian accounts (via DTC), the depositary generally collects its fees through the systems provided by DTC (whose nominee is the registered holder of the ADSs held in DTC) from the brokers and custodians holding ADSs in their DTC accounts. The brokers and custodians who hold their clients’ ADSs in DTC accounts in turn charge their clients’ accounts the amount of the fees paid to the depositaries.

In the event of refusal to pay the depositary fees, the depositary may, under the terms of the deposit agreement, refuse the requested service until payment is received or may set off the amount of the depositary fees from any distribution to be made to the ADS holder.

Note that the fees and charges you may be required to pay may vary over time and may be changed by us and by the depositary. You will receive prior notice of such changes.

The depositary may reimburse us for certain expenses incurred by us in respect of the ADR program established pursuant to the deposit agreement upon such terms and conditions as we and the depositary may agree from time to time.

Amendments and termination

We may agree with the depositary to modify the deposit agreement at any time without your consent. We undertake to give holders 30 days’ prior notice of any modifications that would materially prejudice any of their substantial rights under the deposit agreement. We will not consider to be materially prejudicial to your substantial rights any modifications or supplements that are reasonably necessary for the ADSs to be registered under the Securities Act or to be eligible for book-entry settlement, in each case without imposing or increasing the fees and charges you are required to pay. In addition, we may not be able to provide you with prior notice of any modifications or supplements that are required to accommodate compliance with applicable provisions of law.

You will be bound by the modifications to the deposit agreement if you continue to hold your ADSs after the modifications to the deposit agreement become effective. The deposit agreement cannot be amended to prevent you from withdrawing the ordinary shares represented by your ADSs (except as permitted by law).

We have the right to direct the depositary to terminate the deposit agreement. Similarly, the depositary may in certain circumstances on its own initiative terminate the deposit agreement. In either case, the depositary must give notice to the holders at least 30 days before termination. Until termination, your rights under the deposit agreement will be unaffected.

After termination, the depositary will continue to collect distributions received (but will not distribute any such property until you request the cancellation of your ADSs) and may sell the securities held on deposit. After the sale, the depositary will hold the proceeds from such sale and any other funds then held for the holders of ADSs in a non-interest bearing account. At that point, the depositary will have no further obligations to holders other than to account for the funds then held for the holders of ADSs still outstanding (after deduction of applicable fees, taxes and expenses).

Books of depositary

The depositary will maintain ADS holder records at its depositary office. You may inspect such records at such office during regular business hours but solely for the purpose of communicating with other holders in the interest of business matters relating to the ADSs and the deposit agreement. The depositary will maintain in New York facilities to record and process the issuance, cancellation, combination, split-up and transfer of ADSs. These facilities may be closed from time to time, to the extent not prohibited by law.

Limitations on obligations and liabilities

The deposit agreement limits our obligations and the depositary’s obligations to you. Please note the following:

●	We and the depositary are obligated only to take the actions specifically stated in the deposit agreement without negligence or bad faith.

●	The depositary disclaims any liability for any failure to carry out voting instructions, for any manner in which a vote is cast or for the effect of any vote, provided it acts in good faith and in accordance with the terms of the deposit agreement.

●	The depositary disclaims any liability for any failure to determine the lawfulness or practicality of any action, for the content of any document forwarded to you on our behalf or for the accuracy of any translation of such a document, for the investment risks associated with investing in ordinary shares, for the validity or worth of the ordinary shares, for any tax consequences that result from the ownership of ADSs, for the credit-worthiness of any third party, for allowing any rights to lapse under the terms of the deposit agreement, for the timeliness of any of our notices or for our failure to give notice.

●	We and the depositary will not be obligated to perform any act that is inconsistent with the terms of the deposit agreement.

●	We and the depositary bank disclaim any liability if we or the depositary bank are prevented or forbidden from or subject to any civil or criminal penalty or restraint on account of, or delayed in, doing or performing any act or thing required by the terms of the deposit agreement, by reason of any provision, present or future of any law or regulation, or by reason of present or future provision of any provision of our Sixth Amended and Restated Memorandum and Articles of Association, or any provision of or governing the securities on deposit, or by reason of any act of God or war or other circumstances beyond our control.

●	We and the depositary disclaim any liability by reason of any exercise of, or failure to exercise, any discretion provided for the deposit agreement or in our Sixth Amended and Restated Memorandum and Articles of Association or in any provisions of or governing the securities on deposit.

●	We and the depositary further disclaim any liability for any action or inaction in reliance on the advice or information received from legal counsel, accountants, any person presenting shares for deposit, any holder of ADSs or authorized representatives thereof, or any other person believed by either of us in good faith to be competent to give such advice or information.

●	We and the depositary bank also disclaim liability for the inability by a holder to benefit from any distribution, offering, right or other benefit that is made available to holders of Shares but is not, under the terms of the deposit agreement, made available to you.

●	We and the depositary may rely without any liability upon any written notice, request or other document believed to be genuine and to have been signed or presented by the proper parties.

●	We and the depositary also disclaim liability for any consequential or punitive damages for any breach of the terms of the deposit agreement.

●	No disclaimer of any Securities Act liability is intended by any provision of the deposit agreement.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

A.  Operating Results

Overview

Our current mission is to shape the future of learning, collaboration and communication through innovative, AI-powered Phygital solutions that seamlessly connect the physical and digital worlds. At the core of this mission is HybriU, a cutting-edge platform that transforms education, corporate conferencing and live events by delivering immersive, intelligent and real-time experiences across industries.

Designed to bridge the gap between in-person and remote interaction, HybriU enables AI-driven automation, deep engagement and seamless collaboration. With HybriU, Ambow is redefining how people connect, learn and grow, empowering greater access, equity and innovation in education and beyond.

Our net revenues increased from $9.4 million in 2024 to $9.5 million in 2025. The increase from 2024 to 2025 was primarily driven by revenue growth from HybriU, while partially offset by a decrease in revenue from NewSchool.

Our net income increased significantly from $0.3 million in 2024 to $1.4 million in 2025.

Factors affecting our results of operations

While our business is influenced by factors affecting the education and other industries in the U.S. generally, we believe it is more directly affected by Company-specific factors, including, among others:

●	The number of student enrollments and fees we charge. The number of student enrollments is largely driven by the demand for our educational programs, the fees we charge, the effectiveness of our marketing and brand promotion efforts, the locations and capacity of our campuses, our ability to maintain the consistency and quality of our teaching, and our ability to respond to competitive pressures, as well as seasonality. We plan to continue to add new offerings to attract students of different needs and provide cross-selling opportunities. Our course fees are determined based on several factors, including market demand, the target audience, campus location and capacity, the cost of delivering our programs and the pricing of comparable courses offered by competitors.

●	The number of orders and contracts we obtain. Our product revenue is directly impacted by the number and value of orders and contracts we secure. A higher volume of confirmed orders generally results in increased revenue, as it indicates strong market demand and effective sales performance. Conversely, a decrease in order volume may adversely affect revenue, particularly if it is not offset by higher-value contracts or price increases.

●	Our costs and expenses. We incur costs and expenses at both the headquarters level and at our campuses. Our most significant costs are compensation and social welfare paid to and on behalf of our teachers, and rental- and teaching-related expenses. A substantial majority of our operating expenses relate to selling and marketing, general and administrative functions and research and development.

Effects of disposals and other strategic plans

There were no other material acquisitions and disposals during the years 2024 and 2025.

Key financial performance indicators

Our key financial performance indicators consist of our net revenues, cost of revenues, gross profit and operating expenses, which are discussed in greater detail below. The following table sets forth our net revenues, cost of revenues and gross profit, both in absolute amounts and as a percentage of net revenues, for the periods indicated.

	For the Years Ended December 31,
	2024		2025
	$	%	$	%
	(in thousands, except percentages)
Net revenues	9,392	100.0	9,469	100.0
Cost of revenues	(4,405)	(46.9)	(4,284)	(45.2)
Gross Profit	4,987	53.1	5,185	54.8

Net revenues

In 2024 and 2025, we generated net revenues of $9.4 million and $9.5 million, respectively. The increase in revenue was driven by revenue growth from HybriU.

Cost of revenues

Cost of revenues for our educational and career enhancement programs and services primarily consists of:

●	Teaching fees and performance-linked bonuses paid to our teachers. Our teachers consist of both full-time and part-time teachers. Full-time teachers deliver teaching instruction and may also be involved in management, administration and other functions at our schools. Their compensation and benefits primarily consist of teaching fees based on hourly rates, performance-linked bonuses based on student evaluations, as well as base salary, annual bonus and standard employee benefits in connection with their services other than teaching. Compensation of our part-time teachers is comprised primarily of teaching fees based on hourly rates and performance-linked bonuses based on student evaluations and other factors;

●	Rental, utilities, water and other operating expenses for the operation of our school properties, as well as inventory associated with HybriU;

●	Depreciation and amortization of properties, leasehold improvement and equipment used in the provision of educational services.

Gross profit and gross margin

Gross profit was 5.0 million and 5.2 million in 2024 and 2025, respectively.

Gross margin as a percentage of our net revenues was 53.1% and 54.8% in 2024 and 2025, respectively. The increase in gross margin from 2024 to 2025 was primarily attributable to an increase in revenues from HybriU.

Operating expenses

Our operating expenses consist of selling and marketing expenses, general and administrative expenses and research and development expenses. The following table sets forth the components of our operating expenses, both in absolute amounts and as a percentage of revenues, for the years indicated.

	For the Years Ended December 31,
	2024		2025
	$	%	$	%
	(in thousands, except percentages)
Net revenues	9,392	100.0	9,469	100.0
Operating expenses:
Selling and marketing	(1,013)	(10.8)	(1,082)	(11.4)
General and administrative	(4,258)	(45.3)	(3,363)	(35.5)
Research and development	(438)	(4.7)	(628)	(6.6)
Total operating expenses	(5,709)	(60.8)	(5,073)	(53.6)

Selling and marketing expenses. Our selling and marketing expenses primarily consist of expenses related to advertising, seminars, marketing and promotional trips and other community activities for brand promotion purposes. The change in selling and marketing expenses from 2024 to 2025 was insignificant.

General and administrative expenses. Our general and administrative expenses primarily consist of compensation and benefits of administrative staff, amortization of intangibles, costs of third-party professional services, rental and utility payments relating to office and administrative functions, and depreciation and amortization of property and equipment used in our general and administrative activities, as well as bad debt provision. Our general and administrative expenses decreased from $4.3 million in 2024 to $3.4 million in 2025, which was mainly due to lower rental expenses as a result of our relocation.

Research and development. Our research and development expenses primarily consist of amortization expenses for intangible assets, personnel-related expenses directly associated with our research and development department and allocated overhead. Our research and development expenses in 2025 increased to $0.6 million from $0.4 million in 2024, primarily related to the development of HybriU.

Taxation

We are a Cayman Islands company that currently conducts operations primarily through our U.S. subsidiaries. Under the current laws of the Cayman Islands, Ambow is not subject to taxes on its income or capital gains. In addition, the payment of dividends, if any, is not subject to withholding taxes in the Cayman Islands.

A significant component of our provision of income tax is generated from operating through our U.S. subsidiaries, which have a federal statutory income tax rate of 21%. Current income taxes are provided for in accordance with the laws and regulations in the U.S. Deferred income taxes are recognized when temporary differences exist between the tax bases and their reported amounts in the consolidated financial statements.

Critical accounting policies and estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified certain accounting policies as critical accounting policies as they require management’s highest degree of judgment, estimates and assumptions, including: 1) revenue recognition; 2) accounts receivable, net; 3) intangible assets; 4) income tax; 5) leases.  See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements for the disclosure of these accounting policies.

Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider our critical accounting estimates to include allowance for credit losses as followings:

Allowance for credit losses

Our accounts receivable, other receivables included in other current assets, and long-term receivables included in other non-current assets are within the scope of ASC 326. We estimate and record an expected lifetime credit loss on these assets by utilizing historical write-off rates as a starting point for determining expected credit losses and has considered all available relevant information, including details about past events, current conditions, and reasonable and supportable forecasts, as well as their impact on the expected credit losses. The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts. Accounts receivable, other receivables, and long-term receivables are written off after all collection efforts have been exhausted. Because each account’s collectability depends on specific facts and circumstances, especially for those customers related to HybriU sales, which the Company has no prior transactional history, management exercises significant judgment in evaluating expected loss for these assets. Changes in economic conditions, customer credit profiles, or other assumptions could materially affect the allowance for credit losses. An increase in expected losses would result in higher bad debt expense and lower net income in the period of adjustment. The Company reassesses the allowance each reporting period, and adjustments are recorded as changes in estimate.

Results of operations

The following table sets forth a summary of our consolidated statements of operations for the periods indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. We believe that period-to-period comparisons of results of operations should not be relied upon as indicative of future performance.

Summary of Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2025
	$	$
	(in thousands)
Consolidated Statement of Operations Data:
NET REVENUES:
Total net revenues	9,392	9,469
COST OF REVENUES:
Total cost of revenues	(4,405)	(4,284)
GROSS PROFIT	4,987	5,185
Operating expenses:
Selling and marketing	(1,013)	(1,082)
General and administrative	(4,258)	(3,363)
Research and development	(438)	(628)
Total operating expenses	(5,709)	(5,073)
OPERATING (LOSS) INCOME	(722)	112
OTHER INCOME, NET	192	1,253
(LOSS) INCOME BEFORE INCOME TAX AND NON-CONTROLLING INTERESTS	(530)	1,365
Income tax benefit (expense)	839	(6)
NET INCOME	309	1,359
Less: Net income attributable to noncontrolling interests	—	—
NET INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	309	1,359

Year ended December 31, 2024 compared with the year ended December 31, 2025

Net revenues. Our net revenues increased by 1.1% from $9.4 million in 2024 to $9.5 million in 2025. The increase was primarily driven by revenue growth from HybriU.

Cost of revenues. Our cost of revenues decreased by 2.3% from $4.4 million in 2024 to $4.3 million in 2025, with minimal changes.

Gross profit. Gross profit increased from $5.0 million in 2024 to $5.2 million in 2025.

Gross margin. Gross margin increased from 53.1% in 2024 to 54.8% in 2025. The increase in gross margin was mainly attributable to an increase in net revenues from HybriU.

Operating expenses. Our total operating expenses decreased by 10.5% from $5.7 million in 2024 to $5.1 million in 2025. This decrease was mainly due to lower rental expenses as a result of our relocation.

●	Selling and marketing expenses. Our selling and marketing expenses remained stable with minimal changes, increasing slightly from $1.0 million in 2024 to $1.1 million in 2025.

●	General and administrative expenses. Our general and administrative expenses decreased by 20.9% from $4.3 million in 2024 to $3.4 million in 2025. The decrease was mainly due to lower rental expenses as a result of our relocation.

●	Research and development expenses. Our research and development expenses increased by 50.0% from $0.4 million in 2024 to $0.6 million in 2025, primarily driven by costs associated with the development of HybriU.

Other income, net. We recorded other net income of $1.3 million in 2025, compared to other net income of $0.2 million in 2024. The increase was mainly due to the $1.5 million gain on lease settlement in 2025.

Net income. In accordance with the above-mentioned factors, our net income changed from $0.3 million in 2024 to $1.4 million in 2025.

B.  Liquidity and Capital Resources

As of December 31, 2025, our consolidated current assets exceeded our consolidated current liabilities by $5.9 million. Our consolidated net assets were $8.3 million as of December 31, 2025.

The Company’s principal sources of liquidity have been cash provided by operating activities, bank borrowings, third-party loans, and ordinary share issuances. The Company had net cash provided by operating activities of $1.6 million and $0.1 million for the year of 2024 and 2025, respectively. As of December 31, 2025, the Company had $0.8 million in unrestricted cash and cash equivalents.

Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to achieve a net income position for the foreseeable future. If management is not able to increase revenue and/or manage cost and operating expenses, we may not be able to achieve profitability.

We believe that available cash and cash equivalents, cash provided by operating activities, together with cash available, should enable us to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued, and we have prepared the consolidated financial statements on a going concern basis. However, we continue to have ongoing obligations and we expect that we will require additional capital in order to execute our longer-term business plan. If we encounter unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, initiating additional public offerings, curtailing our business development activities, suspending the pursuit of its business plan, obtaining credit facilities, controlling overhead expenses and seeking to further dispose of non-core assets. Management cannot provide any assurance that we will raise additional capital if needed.

Condensed summary of our cash flows

	For the Years Ended December 31,
	2024	2025
	$	$
	(in thousands)
Net cash provided by operating activities	1,635	137
Net cash used in investing activities	(2,010)	(987)
Net cash (used in) provided by financing activities	(1,239)	500
Net change in cash, cash equivalents and restricted cash	(1,614)	(350)
Cash, cash equivalents and restricted cash at the beginning of the year	10,055	8,441
Cash, cash equivalents and restricted cash at the end of the year	8,441	8,091

Operating activities

Net cash provided by operating activities amounted to $1.6 million in the year ended December 31, 2024, compared with net cash provided by operating activities of $0.1 million in the year ended December 31, 2025.

Net cash provided by operating activities in the year ended December 31, 2024 was primarily attributable to net income of $0.3 million, amortization of operating lease right of use asset of $2.2 million, a decrease in prepaid and other current assets of $0.2 million and other non-current assets of $1.7 million. These were partially offset by a decrease in operating lease liabilities of $0.7 million, a decrease in accounts receivable of $0.2 million, a decrease in accrued and other liabilities of $0.4 million, a decrease in accounts payable of $0.6 million, a decrease in income taxes payable of $0.5 million, a decrease in bad debt provision of $0.1 million and an increase in prepaid and other current assets of $0.06 million.

Net cash provided by operating activities in the year ended December 31, 2025 was primarily attributable to net income of $1.4 million, amortization of operating lease right-of-use asset of $0.8 million, decrease in other non-current assets of $0.3 million, decrease in prepaid and other current assets of $0.2 million. These were partially offset by lease settlement gain of $1.5 million, a decrease in accrued and other liabilities of $1.0 million, and an increase in inventory of $0.1 million.

Investing activities

Net cash used in investing activities was $2.0 million and $1.0 million for the years ended December 31, 2024 and 2025, respectively

Financing activities

Our financing activities consist primarily of proceeds from minority shareholder capital injections and short-term borrowings. Net cash used in financing activities was $1.2 million in the year ended December 31, 2024, compared with net cash provided by financing activities of $0.5 million in the year ended December 31, 2025.

Net cash used in financing activities for the year ended December 31, 2024 was mainly attributable to $1.2 million in proceeds from short-term borrowing, partially offset by $2.4 million in repayments of short-term borrowing.

Net cash provided by financing activities for the year ended December 31, 2025 was mainly attributable to $1.7 million in proceeds from short-term borrowing, offset by $1.2 million in repayments of short-term borrowing.

Borrowings

Loan agreements for short-term and long-term borrowings consisted of the following:

	As of December 31,
	Maturities	2024	2025
		$	$
	(In thousands)
Long-term bank borrowing from Cathay Bank	December 2027	1,200	1,200
Long-term bank borrowing from Cathay Bank	October 2027	1,500	1,500

Short-term bank borrowing from EverTrust Bank	Based on the actual repayment	—	500

The weighted average interest rate of the borrowings outstanding was 6.16% and 6.28% per annum as of December 31, 2024 and 2025, respectively. The fair values of the borrowings approximate their carrying amounts. The weighted average borrowings for the years ended December 31, 2024 and 2025 were $2.7 million and $3.4 million, respectively.

The borrowings incurred interest expenses were $0.2 million and $0.2 million for the years ended December 31, 2024 and 2025, respectively. There was no capitalization as additions to construction in progress for each of the two years ended December 31, 2025.

Capital expenditures

Our capital expenditures were $1.2 and $1.0 million in the fiscal years ended December 31, 2024 and 2025, respectively. These capital expenditures were incurred primarily for investments in equipment, software and leasehold improvements.

Holding company structure

Ambow is not an operating company incorporated in the United States but rather a Cayman Islands holding company. We conduct our operations primarily through our subsidiaries in the United States. If our subsidiaries or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.

Inflation

Inflation has not materially impacted our results of operations in recent years. Although we were not materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation.

Recent accounting standards

See Notes 3(x) to the audited consolidated financial statements for recent accounting standards that could have an effect on us.

C.  Research and Development, Patents and Licenses

As of December 31, 2025, we employed nine full-time and part-time software and educational professionals. In 2024 and 2025, we spent $0.4 and $0.6 million on research and development expenses, respectively.

D.  Trend Information

For a discussion of significant recent trends in our financial condition and results of operations, please see “Item 5.A Operating and Financial Review and Prospects-Operating Results” and “5.B Operating and Financial Review and Prospects-Liquidity and Capital Resources.” Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2025 that are reasonably likely to have a material and adverse effect on our total revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future results of operations or financial conditions.

E.  Off-balance sheet arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

There were no new off-balance sheet arrangements as of December 31, 2024 and 2025.

F.  Contractual Long-Term Obligations

The following table presents a summary of our contractual long-term obligations and payments, by period, as of December 31, 2025.

	Payments Due by Period
	Total	2026-2027	2028-2029	Thereafter
	(in millions)
Operating lease obligations	$7.1	2.9	2.7	1.5

G.  Safe Harbor

See “Forward-Looking Statement.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We changed our independent registered public accounting firm in December 2024.

(a)

The Audit Committee of the Board of Directors of the Company dismissed Marcum Asia CPAs LLP (the “Marcum Asia”) as the Company’s independent registered public accounting firm, effective December 20, 2024.

The dismissal of Marcum Asia was made after careful consideration and was approved by the Audit Committee and the Board of Directors of the Company.

Our financial statements as of and for the fiscal years ended December 31, 2022 and 2023, had previously been audited by Marcum Asia.

Marcum Asia’s audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2022 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2022 and 2023, and during the subsequent interim period through December 20, 2024, there have been (i) no disagreements (as defined in Item 16F(a)(1)(iv) of Form 20-F and the related instructions thereto) with Marcum Asia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum Asia, would have caused Marcum Asia to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such years, and (ii) no reportable events (as defined in Item 16F(a)(1)(v) of Form 20-F).

The Company has furnished Marcum Asia with a copy of the foregoing disclosure and requested Marcum Asia to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements, and if not, stating the statements which it does not agree with. A copy of such letter from Marcum Asia was filed as Exhibit 16.1 to our Annual Report on Form 20-F filed with the SEC on March 28, 2025.

(b)

The Audit Committee of the Board of Directors of the Company appointed Guangdong Prouden CPAs GP (the “Prouden”) as the Company’s independent registered public accounting firm, effective December 23, 2024.

Prouden succeeds Marcum Asia CPAs LLP, which previously was the independent auditor providing audit services to the Company. The appointment of Prouden was made after careful consideration and was approved by the Audit Committee and the Board of Directors of the Company on December 20, 2024.

During the Company’s two most recent fiscal years ended December 31, 2023, and during the subsequent interim period prior to the engagement of Prouden on December 23, 2024, neither the Company nor anyone acting on its behalf consulted with Prouden on either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by Prouden that Prouden concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (b) any matter that was the subject of a disagreement, as that term is defined in Item 16F(a)(1)(iv) of Form 20-F (and the related instructions thereto) or a reportable event as set forth in Item 16F(a)(1)(v) of Form 20-F.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded, as of December 31, 2025, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Internal control over financial reporting includes policies and procedures that are designed to (i) maintain records that accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are made only in accordance with authorizations of management or the Board of Directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report on internal control over financial reporting from our company’s registered public accounting firm, because we, as a “non-accelerated filer” as defined under Rule 12b-2 of the Exchange Act, are not required to have an attestation report on internal control over financial reporting from our external auditors.

(c) Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Position	Class
Jin Huang	60	Chief Executive Officer, Acting Chief Financial Officer and Chairwoman of the Board	Class III
Chiao-Ling Hsu	57	Chief Operating Officer and President of NewSchool of Architecture & Design	N/A
James Bartholomew	59	President	N/A
Yanhui Ma (1)(2)(3)	66	Director	Class III
Yigong Justin Chen (1)(3)	56	Director	Class I
Mingjun Wang (1)(2)(3)	64	Director	Class II

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the corporate governance and nominating committee

Background and Business Experience:

Jin Huang has served as our President and Chief Executive Officer and as a member of our Board of Directors since our inception in August 2000 and has served as our Acting Chief Financial Officer since September 2022. Dr. Huang has over 15 years of academic and industry experience in Silicon Valley. Prior to founding Ambow, Dr. Huang was a founding engineer at Avant, where she was responsible for product design and engineering management. Dr. Huang holds a bachelor’s degree in Computer Science, a master’s degree in Computer Science and a Ph.D. in Electronic Engineering from the University of Electronic Science & Technology of China. From 1990 to 1993, Dr. Huang was doing research and completed her Ph.D. dissertation at the University of California, Berkeley.

Chiao-Ling Hsu has served as our Chief Operating Officer since June 2015. She took on the role of Interim President at NewSchool of Architecture & Design starting in 2022 and became the President in October 2023. Ms. Hsu has over 15 years of operating and management experience in the education industry. Since 2011, she has served as Chief Executive Officer of the Hwa Kang Foundation and as Executive Director of the Innovative Biz Group in the School of Continuing Education (SCE) at Chinese Culture University in Taipei. From 2012 to 2014, Ms. Hsu was also Vice Chairperson at the Center for Credentialing & Education in Greensboro, North Carolina, in the United States. Previously, Ms. Hsu held several positions in the SCE at Chinese Culture University, including Chief Operating Office, Director of the Customer Contact Center, and Director of the E-learning Development Center. Ms. Hsu is a graduate of Chinese Culture University and also holds a master’s degree in Business Education from New York University.

James Bartholomew has served as our President since June 2025. Prior to joining us, from 2021 to 2023, Mr. Bartholomew served as Senior Vice President at Adtalem Global Education, where he led both the Chamberlain Segment and Adtalem Shared Services division. Prior to this role, he served as Senior Vice President at Adtalem Global Education, where he led the Integration and Transformation division from 2020 to 2021. Previously, Mr. Bartholomew served as President and CEO of DeVry University from 2017 to 2020, and as Chief Operating Officer of DeVry University from 2014 to 2017. From 2013 to 2014, Mr. Bartholomew served as President at Le Cordon Bleu. Mr. Bartholomew holds an MBA in International Management from Wake Forest University and a Bachelor of Science in Chemistry from Western Carolina University.

Yanhui Ma joined the Board of Directors in May 2014. Dr. Ma is an independent non-executive director of the Company. Dr. Ma has been involved in the creation, funding and development of several healthcare companies, especially joint venture corporations between China and the United States. Dr. Ma also served on the Board of Directors of several healthcare-related corporations he founded or co-founded in the U.S. and China, including Sinocare and SinoMed. Dr. Ma organized and co-founded the International Drug Delivery Society and previously served as Vice Chairman of the Society. He also served as the Vice President of the US Silicon Valley Chinese Business Association.

Justin Chen has served as a member of our Board of Directors since March 2013. Mr. Justin Chen is a counsel at PacGate Law Group. He is a California-licensed attorney and is qualified to practice before the United States Patent and Trademark Office. Justin Chen graduated from the University of Iowa, College of Law in 1998 with a Juris Doctor degree and graduated from Peking University, Department of Biochemistry with a bachelor’s degree in 1992 and obtained his master’s degree in Biochemistry and Juris Doctor degrees, both from the University of Iowa in 1995 and 1998, respectively.

Mingjun Wang has served as a member of our Board of Directors since September 2022 and is an independent non-executive director of the Company. Mr. Mingjun Wang has over 30 years of operating and management experience in the education and publishing industries. Since 2003, he has served as Chairman of the Board of Directors of Beijing Century Oriental Science and Technology Inc. Since 2017, he has been an executive partner of Edtech Venture, a U. S. venture capital firm. Mr. Wang is also an entrepreneur and independent investor in the United States and China, with investment portfolios including Splashtop, Homatch, Century Oriental, OSA Technologies, 100E Inc. etc. Previously, Mr. Wang held Editor in Chief and Vice President positions of the Publishing House of Electronics Industry of China, and served as a member of the Board of Directors of China Electronics Association. Mr. Wang joined Pearson Education as an international rights manager in 1999. Mr. Wang graduated from Stanford University, School of Business in 1998 with a Master of Science in Management degree, obtained his Master of Electronics Engineering degree from Xidian University in 1988 and a Bachelor of Science degree from Shandong University, Department of Mathematics in 1983.

The business address of each of our executive officers and directors is Ambow Education Holding Ltd., 10080 N. Wolfe Rd, Suite SW3-200, Cupertino, CA 95014, United States of America.

None of our non-executive directors has any employment or service contract with our Company.

Term of Office

We have a staggered Board. The Directors are divided into Class I, Class II and Class III, respectively and are assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors.

●	At the first annual general meeting of Members (a person whose name is entered in the Register of Members as the holder of a share or shares) following the initial meeting, the term of office of the Class I Directors shall expire and Class I Directors shall be elected for a full term of three years.

●	At the second annual general meeting of Members following the initial meeting, the term of office of the Class II Directors shall expire and Class II Directors shall be elected for a full term of three years.

●	At the third annual general meeting of Members following the initial meeting, the term of office of the Class III Directors shall expire and Class III Directors shall be elected for a full term of three years.

●	At each succeeding annual general meeting of Members, Directors shall be elected for a full term of three years to succeed the Directors of the class whose terms expire at such annual general meeting.

The following table sets forth the names and classes of our directors as of the date of this annual report:

Class I	Class II	Class III
Yigong Justin Chen	Mingjun Wang	Jin Huang
Yanhui Ma

A director may be removed for negligence or other reasonable cause at any time before the expiration of his or her term by a special resolution passed at a duly convened shareholder meeting by the holders of at least two-thirds of our outstanding shares being entitled to vote in person or by proxy at such meeting or by unanimous written consent of our shareholders. Vacancies on our Board of Directors created by such a removal or by resignation may be filled by resolution passed at a duly convened shareholder meeting by the holders of a majority of our outstanding shares entitled to vote in person or by proxy at such meeting or by a majority vote of the remaining directors in office. A director so elected or appointed shall hold office until the next succeeding annual shareholder meeting and may be nominated for reelection at that time.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Practices

As of December 31, 2025, our Board of Directors consisted of four directors:

Dr. Jin Huang, Mr. Justin Chen, Mr. Mingjun Wang and Dr. Yanhui Ma. Our directors are elected for three-year terms.

We believe that each of the non-executive members of our Board of Directors is an “independent director” as that term is used in the NYSE corporate governance rules.

No shareholder has the contractual right to designate persons to be elected to our Board of Directors, and our Sixth Amended and Restated Memorandum and Articles of Association provides that directors will be elected upon a resolution passed at a duly convened shareholders meeting by holders of a majority of our outstanding shares being entitled to vote in person or by proxy at such meeting, to hold office until the expiration of their respective terms. There is no minimum shareholding or age limit requirement for qualification to serve as a member of our Board of Directors.

A director may vote on a proposal, arrangement or contract in which the director is interested, provided that such director has disclosed his interest in such matter to the Board of Directors at a meeting of the Board of Directors.

In addition, our Board of Directors may exercise all the powers of the Company to borrow money, mortgage or charge its undertaking, property and uncalled capital, and issue debentures, debenture stock and other securities whenever money is borrowed or as a security for any debt, liability or obligation of the Company or of any third party.

The Board’s Role in Risk Oversight

One person holds the positions of principal executive officer and chairman of the Board of Directors of the Company. The Board of Directors has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors. The Chairwoman of the Board chairs the board and stockholder meetings and participates in preparing their agendas. The Chairwoman of the Board of Directors also serves as a focal point for communication between management and the Board of Directors between Board meetings, although there is no restriction on communication between directors and management. The Company believes that these arrangements afford the directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The Company’s business and affairs are managed under the direction of the Board of Directors. The Board of Directors consists of four directors, including three independent directors, namely Mr. Justin Chen, Mr. Mingjun Wang and Dr. Yanhui Ma. A director is not required to hold any shares in the Company to qualify as a director.

The Board of Directors has extensive involvement in the oversight of risk management related to the Company and its business and will accomplish this oversight through the regular reporting to the Board of Directors by the audit committee. The audit committee represents the Board by periodically reviewing the Company’s accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee reviews and discusses all significant areas of the Company’s business and summarize for the Board of Directors all areas of risk and the appropriate mitigating factors. In addition, the Board of Directors receives periodic detailed operating performance reviews from management.

Board Meetings and Committees

Once a quarter, and more often if circumstances require, our Board of Directors holds meetings. In addition to regularly scheduled Board meetings, the independent directors of the Board meet on a regular basis to fulfill their responsibilities on each of the Board committees. The independent directors also meet annually in executive sessions without the presence of management and non-independent directors.

The Board of Directors held three meetings during 2025. During our last fiscal year, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Independent Directors

NYSE American rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Company has determined that Mr. Justin Chen, Mr. Mingjun Wang and Dr. Yanhui Ma, representing three of the Company’s four directors, are “independent” as that term is used in the NYSE corporate governance rules and applicable SEC rules.

Duties of directors

In general, under Cayman Islands law, our directors have a duty of loyalty to act honestly, in good faith and in our best interests. Our directors also have a duty to exercise the care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our memorandum and articles of association then in effect. In certain limited circumstances, our shareholders have the right to seek damages through a derivative action in the name of the Company if a duty owed by our directors is breached.

Committees of the Board of Directors

The Board of Directors has established an audit committee, a compensation committee and a corporate governance and nominating committee, which have the responsibilities and authority necessary to comply with applicable NYSE American and SEC rules. The Board may from time to time establish other committees.

The Company’s chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, compensation, corporate governance and nominating committees to ensure effective and efficient oversight of the Company’s activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the Board will provide appropriate risk oversight of the Company’s activities.

Audit Committee

Our audit committee consists of Yigong Justin Chen, Mingjun Wang and Yanhui Ma, each of whom meets the independence standards of the NYSE and the SEC. Yigong Justin Chen is the Chairperson of our audit committee. Mr. Yanhui Ma serves as our audit committee financial expert. The responsibilities of our audit committee include, among other things:

●	Appointing and overseeing the work of our independent auditors, approving the compensation of our independent auditors, and, if appropriate, discharging our independent auditors;

●	Pre-approving engagements of our independent auditors to render audit services and/or establishing pre-approval policies and procedures for such engagements and pre-approving any non-audit services proposed to be provided to us by our independent auditors;

●	Discussing with management and our independent auditors significant financial reporting issues raised and judgments made in connection with the preparation of our financial statements;

●	Reviewing and discussing reports from our independent auditors on (1) the major critical accounting policies to be used, (2) significant alternative treatments of financial information within the U.S. generally accepted accounting principles, or GAAP, that have been discussed with management, (3) ramifications of the use of such alternative disclosures and treatments, and (4) other material written communications between our independent auditors and management;

●	Resolving any disagreements between management and our independent auditors regarding financial reporting;

●	Establishing procedures for receiving, retaining and treating any complaints we receive regarding accounting, internal accounting controls or auditing matters and procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

●	Reporting regularly to the full Board of Directors.

During 2025, the audit committee held one meeting.

Compensation Committee

Our compensation committee consists of Yanhui Ma and Mingjun Wang, each of whom is an “independent director” as that term is used in the NYSE corporate governance rules. Mingjun Wang is the Chairperson of our compensation committee. Our compensation committee assists the Board of Directors in reviewing and approving the compensation structure of our directors and officers, including all forms of compensation to be provided to our directors and officers. The responsibilities of our compensation committee include, among other things:

●	Reviewing and recommending to our Board of Directors with respect to the total compensation package for our executive officers;

●	Reviewing and recommending to our Board of Directors with respect to director compensation, including equity-based compensation; and

●	Reviewing periodically and recommending to the Board of Directors with respect to any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

During 2025, our compensation committee held two meetings.

Corporate governance and nominating committee

Our corporate governance and nominating committee consists of Yigong Justin Chen, Yanhui Ma and Mingjun Wang, each of whom is an “independent director” as that term is used in the NYSE corporate governance rules. Mingjun Wang is the Chairperson of our corporate governance and nominating committee. The nominating and corporate governance committee assists the Board of Directors in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	identifying and recommending to the Board nominees for election to the Board or for appointment to fill any vacancy that is anticipated or has arisen on the Board;

●	reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us of its members and of anticipated needs;

●	identifying and recommending to the Board the directors to serve as members of the Board’s committees;

●	advising the Board periodically regarding significant developments in law and practice of corporate governance and making recommendations to the Board on all matters of corporate governance;

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance; and

●	reporting regularly to the entire Board of Directors.

Code of Ethics

Our Code of Conduct and Ethics, or Code, summarizes the ethical standards and key policies that guide our business conduct and applies to our directors, executive officers and employees. The purpose of the Code is to promote ethical conduct and deter wrongdoing. The policies outlined in the Code are designed to ensure that our directors, executive officers and employees act in accordance with not only the letter but also the spirit of the laws and regulations that apply to our business. We expect our directors, executive officers and employees to exercise good judgment, to uphold these standards in their day-to-day activities, and to comply with all applicable policies and procedures in the course of their relationship with the company. A copy of our Code is posted on our website at www.ambow.com. Our Code is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its Internet website.

Insider Trading Policy

We have adopted insider trading policies and procedures, governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Communication with our Board of Directors

Our stockholders and other interested parties may communicate with our Board of Directors by sending written communication in an envelope addressed to “Board of Directors” in care of the Chief Executive Officer, 10080 N. Wolfe Rd, Suite SW3-200, Cupertino, CA 95014, United States of America.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2024, all filing requirements Section 16(a) of the Securities Exchange Act of 1934 were not applicable to our officers, directors and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024:

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation	Total
		(In thousands)
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jin Huang, Chief Executive Officer, Chairwomen of the Board and Director	12/31/25	$150	$-	$-	$42	$-	$-	$-	$192
	12/31/24	$150	$-	$-	-	$-	$-	$-	$150

Chiao-Ling Hsu, Chief Operating Officer, and President of NewSchool of Architecture & Design	12/31/25	$150	$-	$-	$32	$-	$-	$-	$182
	12/31/24	$150	$-	$-	$-	$-	$-	$-	$150

James Bartholomew, President (1)	12/31/25	$35	$-	$-	$25	$-	$-	$-	$60
	12/31/24	$-	$-	$-	$-	$-	$--	$-	$-

(1)	Mr. Bartholomew joined the Company in May 2025, and therefore did not receive compensation for a full fiscal year in 2025.

Employment Agreements

Service agreement with Dr. Jin Huang

We entered into a service agreement dated August 28, 2007 with Dr. Jin Huang, our Chief Executive Officer. The initial employment term under this service agreement was two years, automatically extending by successive periods of 12 months, unless we or Dr. Huang give the other party a written notice three months prior to the commencement of the next 12-month period indicating that the notifying party does not wish to extend the employment term, in which case the employment term will expire at the end of such three-month notice period.

In the event that we terminate Dr. Huang’s employment for cause, or if Dr. Huang voluntarily resigns (other than a resignation for good cause following a change of control), Dr. Huang will not be entitled to receive any severance benefits, provided that Dr. Huang will be able to exercise any vested and unexercised awards under our equity incentive plans in accordance with the terms set forth therein.

In the event that we terminate Dr. Huang’s employment under circumstances other than a change of control and for any reason other than for cause or voluntary termination, or if within 24 months after a change of control, Dr. Huang is involuntarily terminated (other than for cause) or voluntarily resigns for good cause, Dr. Huang will be entitled to certain severance benefits, including:

●	A lump sum payment consisting of: (i) an amount equal to one-time Dr. Huang’s then annual salary; (ii) a prorated bonus based on target opportunity for the year; and (iii) an amount equal to 12 months’ housing allowance;

●	The right to exercise any and all unexercised stock options granted under our equity incentive plans in accordance with their terms, as if all such unexercised stock options were fully vested, within one year of the effective date of such termination; and

●	Any other bonus amounts or benefits to which Dr. Huang may be entitled under any of our benefit plans.

Pursuant to the service contract, Dr. Huang also has agreed to certain non-competition undertakings during the term of her employment and for a period of one-year following any termination of her employment. These non-competition undertakings include that Dr. Huang may not, during the one-year period following any termination of her employment, (i) solicit or entice away any of our clients or prospective clients, (ii) have any business dealings with any of our clients or prospective clients, (iii) solicit or entice away any individual who is employed by us as a director or in a managerial, executive or technical capacity, or employ or engage any such individual, or (iv) carry on, set up, be employed, engaged or interested in a business anywhere in the PRC which is in competition with our business as of the termination date. These non-competition undertakings will not prohibit Dr. Huang from seeking or doing any business that is not in direct or indirect competition with our business, nor will they prevent Dr. Huang from holding shares or other capital not amounting to more than 5% of the total issued share capital of any company which is listed on a regulated market. Dr. Huang is entitled to receive one-half of her annual base salary over the post-termination non-competition period as consideration for her non-competition undertakings, which are subject to our making such payments.

“Cause” means that Dr. Huang habitually neglects her duties to us or engages in gross misconduct during the term of the service agreement and “gross misconduct” means her misappropriation of funds, securities fraud, insider trading, unauthorized possession of corporate property, the sale, distribution, possession or use of a controlled substance, conviction of any criminal offense or entry of a plea of nolo contendere (or similar plea) to a charge of such an offense or a breach of the service agreement and failure to cure such breach within ten days after written notice thereof.

“Good cause” means, without Dr. Huang’s express prior written consent, (i) she is assigned duties materially inconsistent with her position, duties, responsibilities, or status with the Company which substantially vary from that which existed immediately prior to the change of control, and such reassignment is not directly related to her incapacity, disability or any “cause”; (ii) she experiences a change in her reporting levels, titles, or business location (more than 50 miles from her current business location or residence, whichever is closer to the new business location) which substantially varies from that which existed immediately prior to the change of control, and such change is not directly related to her incapacity, disability or any “cause”; (iii) she is removed from any position held immediately prior to the change of control, or if she fails to obtain reelection to any position held immediately prior to the change of control, which removal or failure to reelect is not directly related to her incapacity or disability, “cause” or death; (iv) she experiences a reduction in salary of more than ten percent below that which existed immediately prior to the change of control, and such reduction is not directly related to her incapacity, disability or any “cause”; (v) she experiences an elimination or reduction of any employee benefit, business expenses, reimbursement or allotment, incentive bonus program, or any other manner or form of compensation available to her immediately prior to the change of control and such change is not otherwise applied to others in the Company with her position or title and is not directly related to her incapacity, disability or any “cause”; or (vi) we fail to obtain from any successor, before the succession takes place, a written commitment obligating the successor to perform the service agreement in accordance with all of its terms and conditions.

“Change in control” means (i) any merger, consolidation, or sale of the Company such that any individual, entity or group acquires beneficial ownership of 50 percent or more of our voting capital stock, (ii) any transaction in which we sell substantially all of our material assets, (iii) our dissolution or liquidation, (iv) any change in the control of the composition of our Board of Directors such that the shareholders who as of the date of the service agreement controlled the composition of our Board of Directors shall cease to have such control, or (v) there has occurred a “change of control,” as such term (or any term of like import) is defined in any of the following documents which is in effect with respect to us at the time in question: any note, evidence of indebtedness or agreement to lend funds to us, any option, incentive or employee benefit plan of us or any employment, severance, termination or similar agreement with any person who is then our employee.

Employment Agreements with our other Executive Officers

We have entered into employment agreements with most of our executive officers. Under these agreements, most of our executive officers are employed for a specified time period subject to renewal. As stipulated under the applicable laws, we may be required to provide severance compensation as expressly required by applicable law. In certain cases, in the event of termination without cause, we are also required to provide severance compensation in accordance with the terms of the applicable employment agreement.

Confidential information and invention assignment agreements

We have also entered into a confidential information and invention assignment agreement with each of our executive officers. We require all of our employees to execute the same confidential information and invention assignment agreement or an agreement on substantially similar terms. Under the terms of the agreement, each executive officer has agreed to hold, both during and after such executive officer’s term of employment, in strictest confidence and not to use, except for our benefit, or to disclose to any person, firm or corporation without written authorization, any confidential information. Confidential information does not include any information that has become publicly known and made generally available through no wrongful act of our executive officers. Each executive officer has also agreed during such officer’s term of employment not to improperly use or disclose any proprietary information or trade secrets of any former or current employer or other person or entity unless consented to in writing by such employer, person or entity. In addition, each executive officer has agreed to disclose to us, hold in trust for the sole right and benefit of us and assign to us, all right, title and interest in and to, any and all inventions, original works of authorship, developments, concepts, improvements or trade secrets, whether or not patentable or registerable under copyright or similar laws, which such executive officer may solely or jointly conceive, develop or reduce to practice or cause to be conceived, developed or reduced to practice, during the period of employment. Furthermore, each executive officer has agreed to not directly or indirectly solicit, induce, recruit or encourage any employees to leave their employment during the twelve-month period immediately following such executive officer’s termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2025.

	OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jin Huang, CEO and Acting CFO	-	400,000.00	-	$0.13	3/27/2035	-	-	-	-

Chiao-Ling Hsu, COO and President of NewSchool of Architecture & Design	-	300,000.00	-	$0.13	3/27/2035	-	-	-	-

James Bartholomew, President	-	200,000.00	-	$0.16	5/13/2035	-	-	-	-

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Pension Benefits

None of Ambow’s named executive officers participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by it.

Nonqualified Deferred Compensation

None of Ambow’s named executive officers participate in or have account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by it.

Director Compensation

We primarily use monthly fees and stock option grants to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During the year ended December 31, 2025, Dr. Jin Huang did not receive any compensation for her services as director. The compensation disclosed in the “Summary Compensation Table” above represents the total compensation for Dr. Jin Huang.

Our independent non-employee directors are compensated in stock option grants. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended December 31, 2025:

	Fees			Non-equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	(In thousands)
Name	($)	($)	($)	($)	($)	($)	($)
Yanhui Ma	$-	-	$21	-	-	-	$21
Yigong Justin Chen	$-	-	$21	-	-	-	$21
Mingjun Wang	$-	-	$32	-	-	-	$32

Stock Incentive Plans

Equity-based compensation plans

2010 Equity Incentive Plan

On June 1, 2010, we adopted the 2010 Equity Incentive Plan, or the “2010 Plan,” which became effective upon the completion of our IPO on August 5, 2010, and terminated automatically 10 years after its adoption.

Amended and Restated 2010 Equity Incentive Plan

On December 21, 2018, we amended and restated the 2010 Plan, which became effective upon the approval of the shareholders at the Annual Meeting of Shareholders on December 21, 2018. The Amended 2010 Plan will continue in effect for 10 years from the date adopted by the Board, unless terminated earlier under section 18 of the Plan.

Share reserve. The maximum aggregate number of our ordinary shares that may be issued under our Amended 2010 Plan is such number of shares as shall be equal to 6,500,000 Class A Ordinary Shares, plus any shares that subject to stock options or similar awards granted under the 2005 Stock Plan that expire or otherwise terminate without having been exercised in full, and shares issued pursuant to awards granted under the 2005 Stock Plan that are forfeited to or converted by the Company, with the maximum number of shares to be added to the Amended 2010 Plan equal to 293,059 Class A Ordinary Shares. In addition, our Amended 2010 Plan provides for increases in the number of shares available for issuance thereunder on the closing day of each future registration before the fiscal years ending December 31, 2020, in the amount equal to 15% of the Class A Ordinary Shares issued in each registration.

Shares issued pursuant to awards under the Amended 2010 Plan that we repurchase or that are forfeited, as well as shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award, will become available for future grant under the Amended 2010 Plan. In addition, to the extent that an award is paid out in cash rather than shares, such cash payment will not reduce the number of shares available for issuance under the Amended 2010 Plan. As of December 31, 2023, the Company granted up to 7,305,222 Class A Ordinary Shares of the Company to its employees, outside directors and consultants.

Administration. Our Board of Directors or a committee of our Board of Directors administers our Amended 2010 Plan. Different committees with respect to different groups of service providers may administer our Amended 2010 Plan. Subject to the provisions of our Amended 2010 Plan, the administrator has the power to determine the terms of the awards, including the recipients, the exercise price, the number of shares subject to each such award, the vesting schedule applicable to the awards, together with any vesting acceleration, and the form of consideration payable upon exercise. The administrator also has the authority to modify or amend awards, to prescribe rules and to construe and interpret the Amended 2010 Plan and to institute an exchange program whereby the exercise prices of outstanding awards may be reduced, outstanding awards may be surrendered in exchange for awards with a higher or lower exercise price, or outstanding awards may be transferred to a third party.

Options. The administrator may grant incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) under our Amended 2010 Plan. The exercise price of options granted under our Amended 2010 Plan must at least be equal to the fair market value of our ordinary shares on the date of grant and its term may not exceed 10 years, except that with respect to any participant who owns more than 10% of the total combined voting power of all classes of our outstanding shares, or of certain of our parent or subsidiary corporations, the term of an ISO must not exceed five years and the exercise price of such ISO must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options.

After termination of an employee, director or consultant, he or she may exercise his or her option, to the extent vested as of such date of termination, for the period of time stated in the option agreement. In the absence of a specified period of time in the option agreement, the option will remain exercisable for a period of three months following termination (or 12 months in the event of a termination due to death or disability). However, in no event may an option be exercised later than the expiration of its term.

Share appreciation rights. Share appreciation rights may be granted under our Amended 2010 Plan. Share appreciation rights allow the recipient to receive the appreciation in the fair market value of our ordinary shares between the exercise date and the date of grant. The exercise price of share appreciation rights granted under our Amended 2010 Plan must at least be equal to the fair market value of our ordinary shares on the date of grant. The administrator determines the terms of share appreciation rights, including when such rights vest and become exercisable and whether to settle such awards in cash or with our ordinary shares, or a combination thereof. Share appreciation rights expire under the same rules that apply to options.

Restricted shares. Restricted shares may be granted under our Amended 2010 Plan. Restricted share awards are ordinary shares that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Restricted shares will vest and the restrictions on such shares will lapse, in accordance with terms and conditions established by the administrator. The administrator will determine the number of restricted shares granted to any employee. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals and/or continued service to us. Recipients of restricted share awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Restricted shares that do not vest for any reason will be forfeited by the recipient and will revert to us.

Restricted share units. Restricted share units may be granted under our Amended 2010 Plan. Each restricted share unit granted is a bookkeeping entry representing an amount equal to the fair market value of an ordinary share. Restricted share units are similar to awards of restricted shares, but are not settled unless the award vests. The awards may be settled in shares, cash, or a combination of both, as the administrator may determine. The administrator determines the terms and conditions of restricted share units, including the vesting criteria and the form and timing of payment.

Performance units and performance shares. Performance units and performance shares may be granted under our Amended 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. Performance units will have an initial dollar value established by the administrator prior to the grant date. Performance shares will have an initial value equal to the fair market value of our ordinary shares on the grant date. Payment for performance units and performance shares may be made in cash or in our ordinary shares with equivalent value, or in some combination, as determined by the administrator.

Transferability. Unless the administrator provides otherwise, our Amended 2010 Plan does not allow for the transfer of awards other than by will or the laws of descent and distribution and only the recipient of an award may exercise an award during his or her lifetime.

Certain adjustments. In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the Amended 2010 Plan, the administrator will make adjustments to one or more of the numbers and class of shares that may be delivered under the plan and/or the number, class and price of shares covered by each outstanding award and the numerical share limits contained in the plan. In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Change in control transactions. Our Amended 2010 Plan provides that in the event of our merger or change in control, as defined in the Amended 2010 Plan, each outstanding award will be treated as the administrator determines, except that if the successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for each outstanding award without the prior written consent of the participant, then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels and such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time.

Term, Amendment and Termination. Our Amended 2010 Plan will become effective upon its adoption by the Board. It will continue in effect for a term of ten (10) years from the date adopted by the Board, unless terminated earlier under Section 18 of the Plan. Our Board of Directors has the authority to amend, suspend or terminate the 2010 Equity Incentive Plan, provided such action does not impair the rights of any participant with respect to any outstanding awards.

2024 Equity Incentive Plan

On December 20, 2024, we adopted the Company’s 2024 Equity Incentive Plan (the “Plan”), which became effective upon the approval of the shareholders at the Annual Meeting of Shareholders on December 20, 2024.

The 2024 Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. The purpose of the Plan is to help us attract, motivate and retain such persons with awards under the Plan and thereby enhance shareholder value.

Administration. The Plan is administered by the Board, and upon consummation of this offering will be administered by the compensation committee of the Board, which shall consist of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and “independent” for purposes of any applicable listing requirements. If a member of the compensation committee is eligible to receive an award under the Plan, such compensation committee member shall have no authority under the plan with respect to his or her own award. Among other things, the compensation committee has complete discretion, subject to the express limits of the Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A, unless such award is structured to be exempt from or comply with all requirements of Code Section 409A.

Grant of Awards; Shares Available for Awards. The Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of Ambow Education Holding Ltd. or its affiliates. The maximum aggregate number of Shares that may be awarded and sold under the Plan is 6,500,000 ordinary shares. The number of ordinary shares available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with the calendar year 2025, resulting in the aggregate number of ordinary shares available under this Plan equaling fifteen percent (15%) of the total number of ordinary shares outstanding on the last trading day in December of the immediately preceding calendar year minus the total number of reserved and available shares under the Company’s 2005 Plan and 2010 Plan. No more than 6,500,000 shares of common stock in the aggregate may be issued under the Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the Plan expires, is canceled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Plan. The Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors. The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Automatic Share Reserve Increase. The number of Shares available for issuance under the Plan will be increased on the closing day of each future Registration (including closing of over-allotment options) during the next two fiscal years ending December 31, 2026, in an amount equal to fifteen percent (15%) of the Shares offered in each Registration.

Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the Plan as well. The number of stock options and/or shares of restricted stock to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or shares of restricted stock is dependent upon various factors such as hiring requirements and job performance.

Stock Options. The Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under Section 422 of the Code, or “nonqualified stock options” (“NSOs”). Stock options may be granted on such terms and conditions as the compensation committee may determine, which shall be specified in the option agreement; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our Company or a parent or subsidiary of our Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of common stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as an NSO.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. The compensation committee shall set forth in the applicable SAR award agreement the terms and conditions of the SAR, including the base value for the SAR (which shall not be less than the fair market value of a share on the date of grant), the number of shares subject to the SAR and the period during which the SAR may be exercised and any other special rules and/or requirements which the compensation committee imposes on the SAR. No SAR shall be exercisable after the expiration of ten (10) years from the date of grant. SARs may be granted in tandem with, or independently of, stock options granted under the Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards. Performance share and performance unit awards entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values. The compensation committee shall set forth in the applicable award agreement the performance goals and objectives and the period of time to which such goals and objectives shall apply. If such goals and objectives are achieved, such distribution of shares, or payment in cash, as the case may be, shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the Company’s fiscal year to which such performance goals and objectives relate, unless otherwise structured to comply with Code Section 409A.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award (but not an option or SAR award) under the Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award. The compensation committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional ordinary shares, or is to be entitled to choose among such alternatives.

Restricted Stock Awards. A restricted stock award is a grant or sale of common stock to the holder, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the compensation committee or the Board of Directors may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the compensation committee or the Board of Directors may determine at the date of grant or purchase or thereafter. If provided for under the restricted stock award agreement, a participant who is granted or has purchased restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the compensation committee or the Board of Directors or in the award agreement). During the restricted period applicable to the restricted stock, subject to certain exceptions, the restricted stock may not be sold, transferred, pledged, exchanged, hypothecated, or otherwise disposed of by the participant.

Restricted Stock Unit Awards. A restricted stock unit award provides for a grant of shares or a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The compensation committee shall set forth in the applicable restricted stock unit award agreement the individual service-based vesting requirements which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the holder. The holder of a restricted stock unit shall be entitled to receive a cash payment equal to the fair market value of an ordinary share, or one ordinary share, as determined in the sole discretion of the compensation committee and as set forth in the restricted stock unit award agreement, for each restricted stock unit subject to such restricted stock unit award, if and to the extent the holder satisfies the applicable vesting requirements. Such payment or distribution shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted stock unit first becomes vested, unless otherwise structured to comply with Code Section 409A. A restricted stock unit shall not constitute an equity interest in the Company and shall not entitle the Holder to voting rights, dividends or any other rights associated with ownership of Shares prior to the time the Holder shall receive a distribution of Shares

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of our common stock to the employees, non-employee directors or non-employee consultants that are not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Adjustments. The aggregate number of shares of common stock reserved and available for issuance under the Plan, the individual limitations, the number of shares of common stock covered by each outstanding award, and the price per share of common stock underlying each outstanding award will be equitably and proportionally adjusted or substituted, as determined by the compensation committee in its sole discretion, as to the number, price or kind of stock or other consideration subject to such awards in connection with stock dividends, extraordinary cash dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, amalgamations, consolidations, combinations, exchanges, or other relevant changes in our capitalization affecting our common stock or our capital structure which occurs after the date of grant of any award, in connection with any extraordinary dividend declared and paid in respect of stock or in the event of any change in applicable law or circumstances that results in or could result in, as determined by the compensation committee in its sole discretion, any substantial dilution or enlargement of the rights intended to be granted to, or available for, participants in the Plan.

Change-in-Control Provisions. The compensation committee may, in its sole discretion, at the time an award is granted or at any time prior to, coincident with or after the time of a change in control, cause any award either (i) to be cancelled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of common stock in the change in control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following such change in control; (iii) accelerate any time periods, or waive any other conditions, relating to the vesting, exercise, payment or distribution of an award so that any award to a holder whose employment has been terminated as a result of a change in control may be vested, exercised, paid or distributed in full on or before a date fixed by the compensation committee; (iv) to be purchased from a holder whose employment has been terminated as a result of a change of control, upon the holder’s request, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) terminate any then outstanding award or make any other adjustment to the awards then outstanding as the compensation committee deems necessary or appropriate to reflect such transaction or change. The number of shares subject to any award shall be rounded to the nearest whole number.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the Plan, and amend, suspend or terminate the Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this annual report, certain information concerning the beneficial ownership of the Class A Ordinary Shares and Class C Ordinary Shares by (i) each shareholder known by the Company to own beneficially five percent or more of the outstanding Class A Ordinary Shares and Class C Ordinary Shares; (ii) each director and the nominee for director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group, and their percentage ownership and voting power.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the persons named in the following table have sole voting and investment power with respect to all ordinary shares that they beneficially own, subject to applicable community property laws. As of the date of this annual report, the percentage of beneficial ownership for holders of Class A Ordinary Shares is based on 52,419,109 Class A Ordinary Shares issued and outstanding and the percentage of beneficial ownership for holders of Class C Ordinary Shares is based on 4,708,415 Class C Ordinary Shares issued and outstanding, both of which classes of ordinary shares exclude unvested restricted shares. On all matters subject to vote at general meetings of the Company, the holders of Class A Ordinary Shares are entitled to one vote per share and the holders of Class C Ordinary Shares are entitled to ten votes per share.

Unless otherwise indicated, the address of such individual is c/o Ambow Education Holding Ltd., 10080 N. Wolfe RD, Suite SW3-200, Cupertino, CA 95014.

	Shares beneficially owned (1)						Percentage of votes held
	Number of	Percentage of	Number of	Percentage of	Number of	Percentage of	Based on total	Based on total	Based on
	Class A	Class A	Class C	Class C	total	total	Class A	Class C	Total
	ordinary	Ordinary	Ordinary	ordinary	ordinary	ordinary	ordinary	ordinary	Ordinary
Name	shares	shares (%)	shares	shares (%)	shares	shares (%)	shares (%)	shares (%)	shares (%)
Directors and Executive Officers:
Jin Huang (2)(5)	351,312	0.67%	4,708,415	100%	5,059,727	8.86%	0.67%	100%	47.67%
Yigong Justin Chen	—	—	—	—	—	—	—	—	—
Mingjun Wang	—	—	—	—	—	—	—	—	—
Yanhui Ma	—	—	—	—	—	—	—	—	—
Chiao-Ling Hsu	—	—	—	—	—	—	—	—	—
James Bartholomew	—	—	—	—	—	—	—	—	—
All executive officers and directors of the Company as a group (6 persons) (4)	1,138,430	2.17%	4,708,415	100%	5,846,845	10.23%	2.17%	100%	48.46%
5% and Greater Shareholders
New Summit Global Limited	2,703,475	5.16%	—	—	2,703,475	4.73%	5.16%	—	2.72%
CEIHL Partners (I) Limited (3)	3,420,375	6.53%	—	—	3,420,375	5.99%	6.53%	—	3.44%
CEIHL Partners (II) Limited (3)	11,144,636	21.26%	—	—	11,144,636	19.51%	21.26%	—	11.20%
New Flourish Holdings Limited (5)(6)	770,212	1.47%	4,288,415	91.08%	5,058,627	8.85%	1.47%	91.08%	43.87%
Spin-Rich Ltd. (5)(7)	—	—	420,000	8.92%	420,000	0.74%	—	8.92%	4.22%

Note: Shares of executive officers and directors less than 1% of outstanding shares and shares of shareholders less than 5% of outstanding shares were not shown.

(1)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares subject to warrants or other derivative securities held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares.

(2)	Of the 351,312 Class A Ordinary Shares (i) 287,214 of the Class A Ordinary Shares are owned by New Flourish Holdings Limited (“New Flourish”) for the benefit of Dr. Huang and certain officers of the Company, and (ii) 64,098 of the Class A Ordinary Shares are owned directly by Dr. Huang. Dr. Huang as the sole director of New Flourish has voting control and investment power over the Class A Ordinary Shares held by New Flourish, but disclaims beneficial ownership over such shares, which are held for the benefit of certain officers of the Company.

(3)	Mrs. Ye Wen is the sole shareholder of CEIHL Partners (I) Limited and CEIHL Partners (II) Limited (collectively “CEIHL”). CEIHL Partners (I) Limited holds 3,420,375 Class A Ordinary Shares and CEIHL Partners (II) Limited holds 11,144,636 Class A Ordinary Shares. As the sole shareholder of CEIHL Partners (I) Limited and CEIHL Partners (II) Limited, Mrs. Ye Wen has sole voting and dispositive power over the Class A Ordinary Shares held by CEIHL.

(4)	Includes Class A Ordinary Shares and Class C Ordinary Shares held by all of our directors and executive officers as a group.

(5)	Of the 4,708,415 Class C Ordinary Shares, (i) 4,288,415 of the Class C Ordinary Shares are owned by New Flourish for the benefit of Dr. Jin Huang, and (ii) 420,000 of the Class C Ordinary Shares are owned by Spin-Rich Ltd. Dr. Huang as the sole director of New Flourish has voting control and investment power over the Class C Ordinary Shares held by New Flourish.

(6)	Dr. Jin Huang, as the sole director of New Flourish has voting control and investment power over the Class A Ordinary Shares and the Class C Ordinary Shares owned by New Flourish. Dr. Huang disclaims beneficial ownership over the Class A Ordinary Shares held by New Flourish, which are held for the

(7)	Dr. Jin Huang has sole voting control and investment power over Class C Ordinary Shares owned by Spin-Rich Ltd.

Except as disclosed in this annual report, there are no relationships between the parties. Other than the voting proxies given to Dr. Jin Huang, and the contractual control arrangements disclosed in this annual report. We are not aware of any relationship or arrangement between or among any shareholders that would enable any of them to control, in substance or contractually, any other shareholder’s vote.

As of the date of this annual report, approximately 57,127,524 of our ordinary shares were issued and outstanding. Citibank, N.A., the depositary, has advised us that, as of the date of this annual report, 898,474 ADRs, representing 17,969,498 underlying ordinary shares were outstanding. The number of beneficial owners of our ADR in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column

Equity compensation plan approved by shareholders	3,320,000	$0.13	3,180,000
Equity compensation plans not approved by shareholders	-	-	-
Total	3,320,000	$0.13	3,180,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a summary of transactions or series of transactions since the January 1, 2024, or currently proposed transactions or series of transactions, to which we were, or will be, a party, in which the amount involved exceeded, or will exceed, $120,000, and in which any of our directors, executive officers, or to our knowledge, beneficial owners of 5% or more of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest:

In January 2024, the Company borrowed $0.2 million from a member of the management team and fully repaid the borrowing by the end of March 2024.

Employment agreements

We have entered into a service contract with our Chief Executive Officer as well as employment agreements and confidential information and invention assignment agreements with each of our executive officers. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Employment agreements.”

Indemnification

We have entered into indemnification agreements with each of our directors and executive officers that provide our directors and executive officers with additional protection regarding the scope of the indemnification set forth in our memorandum and articles of association. Pursuant to these agreements, we indemnify each of our directors and executive officers (to the fullest extent permitted by Cayman Islands law) against all costs and expenses, including expense advances, incurred in connection with any claim by reason or arising out of any event or occurrence relating to the fact that such person is our director or executive officer or is serving at our request at another corporation or entity, or by reason of any activity or inactivity while serving in such capacity. We are not, however, obligated to indemnify any such person:

●	For expenses resulting from matters for which such person is prohibited from being indemnified under our memorandum and articles of association then in effect or applicable laws;

●	In respect of any claim initiated or brought voluntarily by such person (other than in limited specified circumstances); or

●	For expenses incurred in relation to any proceedings to enforce the agreement in which material assertions in such proceedings made by such person are finally determined by a court to be not made in good faith or to be frivolous.

Registration rights

We entered into a registration rights agreement with Campus Holdings Limited (“Campus:”) Dr. Huang and Spin-Rich Ltd., which entitles them to certain registration rights, including demand registration rights, Form F-3 registration rights, and piggyback registration rights.

For more details of our related party transactions, please see Note 20 of the consolidated financial statements filed as part of this annual report.

Policies and Procedures for Related Persons Transactions

Our Audit Committee has adopted an internal policy regarding the identification, review, consideration and oversight of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered. A related party is any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

Under our policy, where a transaction has been identified as a related party transaction, management must present information regarding the proposed related party transaction to the Audit Committee of our Board of Directors for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related party transactions, the Audit Committee of our Board of Directors takes into account the relevant available facts and circumstances including, but not limited to the risks, costs and benefits to us; the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated; the terms of the transaction; the availability of other sources for comparable services or products; and the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally. In the event a director has an interest in the proposed transaction, the director must excuse himself or herself from the deliberations and approval.

Director Independence

The Board has determined that Yigong Justin Chen, Mingjun Wang and Yanhui Ma are “independent” under the current independence standards of NYSE American and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2025, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged Guangdong Prouden CPAs GP to perform an annual audit of our financial statements for the fiscal years ended December 31, 2025 and 2024. The following is the breakdown of aggregate fees paid for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	(In million)
Audit fees	$0.2	$0.2
Audit-related fees
Tax fees
All other fees

Total	$0.2	$0.2

“Audit Fees” consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

“Audit-related fees” consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.

“Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

“All other fees” related to consist of fees for services not included in the categories above, including advisory, consulting, and other permissible non-audit services provided by our independent auditors.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The Company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Sixth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 99.1 of our current report on Form 6-K filed with the Commission on June 4, 2015)
4.1	Specimen American Depositary Receipt (incorporated by reference to Exhibit (a) of our F-6 registration statement (File No. 333-168238), initially filed with the Commission on July 21, 2010, as amended on January 29, 2024 (the “F-6 Registration Statement”))
4.2	Specimen Certificate for Class A Ordinary Shares (incorporated by reference to Exhibit 4.2 of the F-1 Registration Statement with the Commission on July 14, 2010)
4.3	Form of Deposit Agreement among the company, the depositary and holders of the American Depositary Receipts (incorporated by reference to Exhibit (a) of the F-6 Registration Statement, as amended on January 29, 2024)
4.4	Third Amended and Restated Investor Rights Agreement, among the company and the other parties therein (incorporated by reference to Exhibit 4.4 of our registration statement (File No. 333-168096), as amended, initially filed with the Commission on July 14, 2010 (the “F-1 Registration Statement”)
4.5*	Description of Securities of the Registrant
10.1	Form of Indemnification Agreement with the company’s directors and executive officers (incorporated by reference to Exhibit 10.3 of the F-1 Registration Statement with the Commission on July 14, 2010)
10.2	Amended 2010 plan (incorporated by reference to Exhibit 99.1 of our current report on Form 6-K filed with the Commission on November 14, 2018)
10.3	Share Purchase Agreement among Ambow Education Holding Ltd., Ambow Education Ltd., Ambow Education Management Ltd. and Ambow Education Group Ltd., and Clover Wealth Limited, dated November 23, 2022 (incorporated by reference to Exhibit 99.2 of our current report on Form 6-K filed with the Commission on November 23, 2022)
10.4	Securities Purchase Agreement by and between Ambow Education Holding Ltd. and the investor identified therein. dated as of February 1, 2023 (incorporated by reference to Exhibit 99.2 of our current report on Form 6-K filed with the Commission on March 2, 2023)
10.5	Licensing Agreement by and between Ambow Education Holding Ltd. and ININSPIRING FUTURES PTE. LTD., dated as of June 26, 2024 ((incorporated by reference to Exhibit 99.2 of our current report on Form 6-K filed with the Commission on October 7, 2024)
10.6	2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of our current report on Form 6-K filed with the Commission on November 15, 2024)
10.7	License Agreement (incorporated by reference to Exhibit 99.2 of our current report on Form 6-K filed with the Commission on October 7, 2024)
10.8*	Office Lease by and between 6TH & B STREET LLC and NewSchool of Architecture and Design, LLC, dated January 8, 2025
10.9*	Second Amendment to Lease by and between PREF Art Block, LLC, Art Block Investors, LLC , BroArt, LLC and Art Block MF, LLC (collectively, Art Block Tenancy in Common) and NewSchool of Architecture and Design, LLC, dated May 29, 2025
10.10*	Assignment of Lease by and between NewSchool of Architecture and Design, LLC and Ambow Education Holding Ltd. Dated May 29, 2025
14	Code of Ethics (incorporated by reference to Exhibit 11.1 of our annual report on Form 20-F filed with the Commission on April 25, 2024)
16.1	Letter of Auditor (incorporated by reference to Exhibit 16.1 of our annual report on Form 20-F filed with the Commission on March 28, 2025)
19	Insider Trading Policy (incorporated by reference to Exhibit 11.2 of our annual report on Form 20-F filed with the Commission on March 28, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of Guangdong Prouden CPAs GP
31.1**	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated by reference to Exhibit 97 of our annual report on Form 20-F filed with the Commission on April 25, 2024)
99.1*	Form of Audit Committee Charter
99.2*	Form of Compensation Committee Charter
99.3*	Form of Corporate governance and nominating committee Charter
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2026	AMBOW EDUCATION HOLDING LTD.

/s/ Jin Huang
	Name:	Jin Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Jin Huang
	Name:	Jin Huang
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jin Huang	Chief Executive Officer and Director (principal executive officer)	February 13, 2026
Jin Huang

/s/ Jin Huang	Acting Chief Financial Officer (principal financial and accounting officer)	February 13, 2026
Jin Huang

/s/ Yanhui Ma	Director	February 13, 2026
Yanhui Ma

/s/ Yigong Justin Chen	Director	February 13, 2026
Yigong Justin Chen
/s/ Mingjun Wang	Director	February 13, 2026
Mingjun Wang

AMBOW EDUCATION HOLDING LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Ambow Education Holding Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ambow Education Holding Ltd. (the “Company”) as of December 31, 2024 and 2025, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit loss

Critical Audit Matter Description

As described in Note 5 to the financial statements, the Company’s accounts receivable in relation to the new “HybriU sales” business line (“the HybriU receivables”) amounted to $1.0 million as of December 31, 2025. Management has recognized an allowance for credit losses for these receivables in accordance with ASC 326, Financial Instruments – Credit Losses.

The assessment of expected credit losses for this receivable balance involves a high degree of management judgment and estimation uncertainty. As the HybriU sales is new business, the Company lacks sufficient historical loss data to assess their credit risk. Consequently, the management’s estimation of key inputs, including the probability of default, loss given default, and the incorporation of reasonable and supportable forward-looking economic information, relies significantly on external market data, industry benchmarks, and subjective assumptions. These judgments are inherently uncertain. Changes in future economic conditions, customer performance, or management’s assumptions could result in a materially different estimate of the allowance for credit losses.

Auditing the Company’s allowance for credit losses related to the HybriU receivables was complex and subject to significant auditor attention due to the materiality of the balance, the absence of historical data, and the significant judgment involved in management’s assessment.

How We Addressed the Matter in Our Audit

Our principal audit procedures included, among others:

●	Testing the management’s process for developing the estimate, including evaluating management’s process for identifying risk characteristics for customers;

●	Evaluating the appropriateness of the CECL model;

●	Testing the completeness, accuracy and relevance of data used in the model, and

●	Evaluating the reasonableness of significant assumptions and judgments made by management to estimate the allowance for credit loss, including current and future economic conditions.

/s/ Guangdong Prouden CPAs GP

Guangdong Prouden CPAs GP

We have served as the Company’s auditor since 2024.

Guangzhou, China

February 13, 2026

AMBOW EDUCATION HOLDING LTD.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except for share and per share data)

		As of December 31,
	Note	2024	2025

ASSETS
Current assets:
Cash and cash equivalents	4	$1,123	$831
Restricted cash	4	7,318	7,260
Accounts receivable, net	5	2,541	2,288
Inventory		—	80
Prepaid and other current assets, net	6	659	410
Total current assets		11,641	10,869
Non-current assets:
Property and equipment, net	7	1,200	1,984
Intangible assets, net	8	512	1,662
Other non-current assets, net	9	1,296	969
Operating lease right-of-use asset	16	2,722	5,312
Total non-current assets		5,730	9,927

Total assets		$17,371	$20,796

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(All amounts in thousands, except for share and per share data)

		As of December 31,
	Note	2024	2025

LIABILITIES
Current liabilities:
Short-term borrowings	10	$2,700	$500
Accounts payable		749	1,609
Accrued and other liabilities	11	1,029	1,542
Income taxes payable, current		12	1
Operating lease liability, current	16	2,357	1,285
Total current liabilities		6,847	4,937
Non-current liabilities:
Long-term borrowings	10	—	2,700
Other non-current liabilities		—	167
Operating lease liability, non-current	16	3,787	4,742
Total non-current liabilities		3,787	7,609

Total liabilities		$10,634	$12,546

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(All amounts in thousands, except for share and per share data)

		As of December 31,
	Note	2024	2025

Commitments and contingencies	20	—	—

EQUITY
Class A Ordinary shares
($0.003 par value; 66,666,667 shares authorized; 52,419,109 shares issued and outstanding as of December 31, 2024 and 2025, respectively)		146	146
Class C Ordinary shares
($0.003 par value; 8,333,333 and 8,333,333 shares authorized; 4,708,415 and 4,708,415 shares issued and outstanding as of December 31, 2024 and 2025, respectively)		13	13
Additional paid-in capital		517,031	517,185
Accumulated deficit		(510,325)	(508,966)
Accumulated other comprehensive loss		(128)	(128)
Total equity		6,737	8,250
Total liabilities and equity		$17,371	$20,796

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(All amounts in thousands, except for share and per share data)

		Years ended December 31,
	Note	2024	2025

NET REVENUES
- Educational program and services		$7,468	$7,084
- HybriU licensing and sales		1,924	2,385
Total net revenues		9,392	9,469
COST OF REVENUES
- Educational program and services		(4,405)	(4,064)
- HybriU licensing and sales		—	(220)
Total cost of revenues		(4,405)	(4,284)

GROSS PROFIT		4,987	5,185
OPERATING EXPENSES
Selling and marketing		(1,013)	(1,082)
General and administrative		(4,258)	(3,363)
Research and development		(438)	(628)
Total operating expenses		(5,709)	(5,073)

OPERATING (LOSS) INCOME		(722)	112

OTHER (EXPENSE) INCOME
Interest (expenses) income	10	(63)	103
Other income (expenses), net		255	(342)
Gain on lease settlement	18	—	1,492
Total other income, net		192	1,253

(LOSS)INCOME BEFORE INCOME TAX AND NON-CONTROLLING INTERESTS		(530)	1,365
Income tax benefit (expenses)	14	839	(6)

NET INCOME		$309	$1,359

NET INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS		$309	$1,359

OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign translation adjustments		—	—
Other comprehensive loss		—	—

TOTAL COMPREHENSIVE INCOME		309	1,359

Basic income from operations per share	15	$0.0054	$0.0238
Diluted income from operations per share	15	$0.0054	$0.0236
Basic income from operations per ADS	15	$0.1080	$0.4760
Diluted income from operations per ADS	15	$0.1080	$0.4720
Weighted average shares used in calculating basic net income per share		57,127,524	57,127,524
Weighted average shares used in calculating diluted net income per share		57,127,524	57,641,319
Share-based compensation expense from operations included in:
- Selling and marketing	13	—	9
- General and administrative	13	—	63
- Research and development	13	—	82

The accompanying notes are an integral part of these consolidated financial statements

AMBOW EDUCATION HOLDING LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except for share and per share data)

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity

Balance as of January 1, 2024		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,634)	$(128)	$6,428
Net Income		—	—	—	—	—	—	309	—	309
Balance as of December 31, 2024		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,325)	$(128)	$6,737

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except for share and per share data)

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity

Balance as of January 1, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,325)	$(128)	$6,737
Share-based compensation		—	—	—	—	154	—	—	—	154
Net Income		—	—	—	—	—	—	1,359	—	1,359
Balance as of December 31, 2025		52,419,109	$146	4,708,415	$13	$517,185	—	$(508,966)	$(128)	$8,250

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands, except for share and per share data)

	Years ended December 31,
	2024	2025

Cash flows from operating activities
Net income from operations	$309	$1,359
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16	77
Amortization of operating lease right-of-use asset	2,174	788
Lease settlement gain	—	(1,492)
Share-based compensation expense	—	154
Bad debt (reversal) provision	(90)	164
Change in operating assets and liabilities
Accounts receivable	(171)	89
Prepaid and other current assets	(62)	249
Inventory	—	(80)
Other non-current assets	1,724	327
Accounts payable	(637)	98
Accrued and other liabilities	(439)	(987)
Income tax payable	(498)	(11)
Operating lease liabilities	(691)	(265)
Other non-current liabilities	—	(333)
Net cash provided by operating activities	1,635	137
Cash flows from investing activities
Purchase of property and equipment	(1,200)	(600)
Purchase of intangible assets	—	(200)
Prepayment for leasehold improvement	—	(187)
Purchase of other non-current assets	(810)	—
Net cash used in investing activities	(2,010)	(987)

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(All amounts in thousands, except for share and per share data)

	Years ended December 31,
	2024	2025

Cash flows from financing activities
Proceeds from short-term borrowing	1,200	1,676
Repayments of short-term borrowing	(2,439)	(1,176)
Net cash (used in) provided by financing activities	(1,239)	500
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net change in cash, cash equivalents and restricted cash	(1,614)	(350)

Cash, cash equivalents and restricted cash at beginning of year	10,055	8,441

Cash, cash equivalents and restricted cash at end of year	$8,441	$8,091
Supplemental disclosure of cash flow information
Income tax paid	$(5)	$(17)
Interest paid	$(171)	$(168)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	3,378

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except for share and per share data)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

a. Background

The accompanying consolidated financial statements include the financial statements of Ambow Education Holding Ltd. (hereafter refer as the “Company”), its subsidiaries. The Company and its subsidiaries are hereinafter collectively referred to as the “Group”.

The Company was incorporated in the Cayman Islands on June 26, 2007. On August 5, 2010, the Company and certain selling shareholders of the Company completed its initial public offering. In June 2018, the Company completed its public offering of 2,070,000 ADSs at $4.25 per ADS.

On October 5, 2020, the Company completed the issuance of 1,507,538 ADSs, at a purchase price of $3.98 per ADS, in a registered direct offering. Each ADS represents twenty Class A ordinary shares of the Company.

On November 23, 2022, the Company and its wholly owned subsidiaries, namely Ambow Education Ltd., Ambow Education Management Ltd. and Ambow Education Group Ltd. (collectively, the “Ambow China”) entered into a share purchase agreement (the “Purchase Agreement”) with Clover Wealth Limited (the “Purchaser”), a third party. Upon completion of the Sale of Ambow China, the Company would have sold all of its assets and operations in China.

On February 28, 2023, the Company completed the issuance of 2,500,000 ADSs (representing 5,000,000 Class A Ordinary Shares), at a purchase price of $0.80 per ADS, in a registered direct offering.

b. Nature of operations

The Company is a U.S.-based, AI-driven technology educational company. Its mission is to eliminate barriers between online and offline environments, languages and regions, and academia and industry. The Company is developing a new HybriU AI Digital Education Solution that transforms the educational environment, bridging the gap between traditional methods and the future of digital learning. This solution combines sophisticated software and hardware to create an AI-powered digital and hybrid classroom, designed to enhance educational delivery and engagement. Through HybriU, the Company’s dynamic will be patented open-platform technology that facilitates hybrid learning. In addition, the Company offers high-quality, individualized, and dynamic career education services and products through the operation of its for-profit colleges.

c. Major subsidiaries

During 2025, the Company’s major subsidiaries include the following entities:

Name	Date of incorporation or acquisition	Place of incorporation (or establishment) /operation	Percentage of ownership %	Principal activity
Subsidiaries

Ambow Education Inc.	July 5, 2016	United States	100%	Investment Holding

Ambow NSAD Inc.	May 8, 2019	United States	100%	Investment Holding

NewSchool of Architecture and Design, LLC (“NewSchool”)	March 6, 2020	United States	100%	Educational program and services

HybriU Inc.	January 23, 2024	United States	100%	HybriU

2. LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations. As of December 31, 2025, the Company’s consolidated current assets exceeded its consolidated current liabilities by $5,932. The Company’s consolidated net assets were $8,250 as of December 31, 2025.

The Company’s principal sources of liquidity have been cash provided by operating activities, bank borrowings, third-party loans, and ordinary share issuances. Net cash provided by operating activities was $1,635 and $137 in 2024 and 2025, respectively. As of December 31, 2025, the Company had $831 in unrestricted cash and cash equivalents.

The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to achieve a net income position for the foreseeable future. If management is not able to increase revenues and/or manage cost and operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company believes that available cash and cash equivalents, cash provided by operating activities should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and the Company has prepared the consolidated financial statements on a going concern basis. However, the Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, initiating additional public offerings, obtaining credit facilities, streamlining business units, controlling rental, overhead and other operating expenses and seeking to further dispose non-cash generating units. Management cannot provide any assurance that the Company will raise additional capital if needed.

3. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (the “SEC”).

b. Foreign currency translation

The Company uses US$ as its reporting currency. The functional currency of the Company and its subsidiaries incorporated in the Cayman Islands, United States, is US$.

Historically, the Company presented its financial results in Renminbi. Starting from January 1, 2023, the Company changed its reporting currency from Renminbi to U.S. dollars since a majority of its revenues and expenses are now denominated in U.S. dollars. The historical results of operations and financial statements included in this report are presented based on what were presented in the previous filed Form 20-F.

c. Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the useful lives of long-lived assets including property and equipment, stock-based compensation, impairment of intangible assets and other long-lived assets, valuation allowance for deferred tax assets, allowance for credit loss and the determination of stand-alone selling prices and allocation of transaction price to performance obligations for revenue recognition purposes. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

d. Basis of consolidation

All significant inter-company transactions and balances have been eliminated upon consolidation.

The consolidated financial statements include the financial statements of the Company, its subsidiaries.

e. Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when initially purchased.

f. Restricted cash

Restricted cash includes the deposits required by U.S. Department of Education for contract implementation and the deposits necessary to secure lines of credit from financial institutions.

Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows

	Years ended December 31,
	2024	2025
Cash and cash equivalents	$1,123	$831
Restricted cash (Note i)	7,318	7,260
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$8,441	$8,091

(Note i) Restricted cash required by U.S. Department of Education and the deposits necessary to secure lines of credit from financial institutions.

g. Accounts receivable

Accounts receivable mainly represent the tuition receivable from students and amount due from HybriU customers. For educational programs and services, the Company records tuition receivables and contract liabilities for its students upon the start of the academic term or program. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Company’s student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for credit losses is established based upon historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of estimated recoveries. In the event that current collection trends differ from historical trends, an adjustment is made to the allowance for credit losses and bad debt expense. For HybriU licensing and sales, the Company records accounts receivable upon acceptance of delivery, when control of the product transfers to the customer and the customer obtains the ability to direct the use of, and obtain substantially all of the remaining benefits from the solution.

h. Allowance for Credit Losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company estimates and records an expected lifetime credit loss on accounts receivable, other receivables included in prepaid and other current assets, and long-term receivables included in other non-current assets by utilizing historical write-off rates as a starting point for determining expected credit losses and has considered all available relevant information, including details about past events, current conditions, and reasonable and supportable forecasts, as well as their impact on the expected credit losses. The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts. The Company recognized a provision for expected credit losses on accounts receivable of $443 and $607 as of December 31, 2024 and 2025, respectively, prepaid and other current assets of $461 and $308 as of December 31, 2024 and 2025 and on long-term receivable of $308 and nil as of December 31, 2024 and 2025.

i. Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment if any. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Motor vehicles	5 years
Office and computer equipment	3-10 years
Leasehold improvements	Shorter of the remaining lease terms and estimated useful lives

Construction in progress includes direct costs related to the construction of various equipment and software, and is stated at original cost. These costs include materials, labor, and any directly attributable overhead. Once a construction project is completed and the asset is placed into service, the capitalized costs are transferred to the appropriate property, plant, and equipment categories and depreciated over the estimated useful life of the underlying assets using the Company’s standard depreciation methods.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the property and equipment to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we will recognize an impairment loss based on the fair value of the assets, using the expected future discounted cash flows.

j. Inventory

Inventory, which refers to HybriU products held for sale, is valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method and includes cost of direct materials, labor, and applicable overhead. A periodic review of inventory is performed in order to determine if inventory is properly stated at the lower of cost or net realizable value. Factors the Company considers in its review, such as future expected consumer demand and current aging, are analyzed to determine estimated net realizable value. A provision is recorded to reduce the cost of inventory to its estimated net realizable value, if appropriate

k. Intangible assets

Intangible assets represent software, trade name and accreditation. The software was initially recorded at historic acquisition costs or cost directly incurred to develop the software during the application development stage that can provide future benefits, and amortized on a straight-line basis over estimated useful lives.

The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The intangible assets have original estimated useful lives as follows:

Software	2 years to 10 years
Trade names	Indefinite
Accreditation	Indefinite

The Company has determined that trade names and accreditation have the continued ability to generate cash flows indefinitely. There are no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective trade names and accreditation. Consequently, the carrying amounts of trade names and accreditation are not amortized but are tested for impairment annually.

l. Impairment of long-lived assets

Indefinite intangible assets are reviewed for impairment annually, and definite intangible assets and other long-lived assets are reviewed for impairment when events or circumstances arise indicate the existence of impairment. When these events occur, the Group measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Group would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows.

m. Segment reporting

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker, the CEO, reviews segment results when making decisions about allocating resources and assessing performance of the Company.

In accordance with ASC 280-10, Segment Reporting: Overall, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures, requiring, among other things, disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss; the amount and description of the composition of other segment items; and interim disclosures of a reportable segment’s profit or loss and assets.

As a result of the assessment made by the CODM, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews financial information of operating segments based on U.S. GAAP amounts of gross profit when making decisions about allocating resources and assessing performance of the Company. For the years ended December 31, 2024 and 2025, the Company presents financial information disaggregated by business components for internal management purposes, including (i) Educational programs and services and (ii) HybriU licensing and sales. The Company considers the “management approach” concept as the basis for identifying reportable segments.

There are no reconciling items or adjustments between segment income and net income as presented in the Company’s statements of operations. The CODM does not review assets in evaluating segment results and therefore such information is not presented. The management approach considers the internal organization and reporting used the Company for operating decisions as the source for determining the Company’s reportable segments.

n. Revenue recognition

The Company generates revenue through the delivery of educational programs and licensing and sales of HybriU solutions.

The core principle of ASC 606 is that an entity recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that principle, the Company applies the following steps:

Step 1: Identify the contract(s) with a customer;

Step 2: Identify the performance obligations in the contract;

Step 3: Determine the transaction price;

Step 4: Allocate the transaction price to the performance obligations in the contract;

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company has two reportable segments. One reportable segment generates revenue from providing educational programs and services to undergraduate students. The other reportable segment generates revenue from the sales and licensing of HybriU solutions.

For educational programs and services, usually there are no written formal contracts between the Company and the students according to business practice. Records with students’ name, grade, tuition and fee collected are signed or confirmed by students. Academic requirements and each party’s rights are communicated with students through enrollment brochures or daily teaching and academic activities.

For educational programs and services, the Company’s performance obligation is to provide acknowledged academic education within academic years, and post-secondary with Associates and Bachelor’s programs within agreed-upon periods. The transaction price is the predetermined fixed tuition fee received and circumstances like other variable consideration, significant financing component, noncash consideration, consideration payable to a customer did not exist. As there is only one performance obligation, all the transaction price is allocated to the one performance obligation. The Company satisfies performance obligation to students over time, and recognizes revenue according to school days consumed in each month of a semester.

We also generate revenue primarily through the licensing and sales of HybriU solutions.

Licensing - There is only one performance obligation for Licensing which is to deliver our HybriU solution to customers as a combination of software, user manuals, technical documentation and other related materials, from which customers can benefit alongside ready-made resources. Revenue for Licensing is recognized at the point in time upon delivery of the HybriU solution because the solution is considered functional intellectual property due to its significant standalone functionality, and the Company does not expect to substantively change that functionality in any way that would significantly affect the utility of the solution after delivery. The Company also promises to provide unspecified updates, bug fixes and error collection for the solution (referred to as “technical support”) free of charge if any issues occur during the operation and if support is requested by customers during the licensing term. This technical support is considered an immaterial promise and not identified as a single performance obligation because it is minimally and infrequently provided to customers based on historical experience. There is no variable consideration and significant financing component.

In relation to the sale of HybriU solutions, the following two performance obligations have been identified: (i) the delivery of the HybriU solution, comprising the relevant hardware, the complete software package, and all documentation and resources necessary for the customer’s immediate deployment; and (ii) the provision of maintenance services for a one-year period post-delivery. The standalone selling price for the one-year maintenance service is contractually specified within the range of $3 to $5, whereas the total contract price for each HybriU product unit is about $30. Allocation of the transaction price between the solution delivery and the one-year after-sales service is performed by reference to their standalone selling prices. The Company recognizes revenue for the HybriU solution when control of the solution is transferred to the customer, which generally occurs upon delivery and acceptance by the customer. Revenue for the one-year maintenance service is recognized ratably over the service period. The amount allocated to the maintenance service is immaterial to the financial statements.

	For the years ended December 31,
	2024	2025
NET REVENUES
Over time	$7,468	$7,084
Point in time	1,924	2,385
Total	$9,392	$9,469

The following table presents revenues by geographic area based on the sales location of our service and products:

	For the years ended December 31,
	2024	2025
NET REVENUES
United States	$9,068	$7,614
International	324	1,855
Total	$9,392	$9,469

Contract Balances

The transferred control of promised service to customers results in the Company’s unconditional rights and conditional consideration receivable on passage of time. The Company has no contract assets as of December 31, 2024 and 2025.

The contract liabilities consist of deferred revenue, which relates to unsatisfied performance obligations at the end of each reporting period and consists of tuition received in advance from students. As of December 31, 2024 and 2025, the Company’s deferred revenue amounted to $436 and $262, respectively. For the years ended December 31, 2024 and 2025, the Company has recognized $544 and $436 in educational programs and services revenue from the deferred revenue balance as of December 31, 2023 and 2024, respectively.

o. Cost of revenues

Cost of revenues for educational programs and services primarily consist of teaching fees and performance-linked bonuses paid to the teachers, rental payments for the schools and learning centers, depreciation and amortization of property, leasehold improvement and equipment and used in the provision of educational services, costs of educational materials. Rental, utilities, water and other operating expenses for the operation of our school properties, as well as cost of HybriU sold.

p. Leases

The Company accounts for its lease under ASC 842 Leases, and identifies lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. For all operating leases except for short-term leases, the Company recognizes operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less are short-term lease and not recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term. The operating lease liabilities are recognized based on the present value of the lease payments not yet paid, discounted using the Company’s incremental borrowing rate over a similar term of the lease payments at lease commencement. Some of the Company’s lease agreements contain renewal options; however, the Company do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The right-of-use assets consist of the amount of the measurement of the lease liabilities and any prepaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

q. Fair value of financial instruments

Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, prepayment and other current assets, accounts payable and short-term borrowings. The carrying values of the financial instruments approximate their fair values due to their short-term maturities.

The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value measurements.

ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. ASC Topic 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level 1-Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

Level 2-Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

Level 3-Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Management of the Company is responsible for determining the fair value of financial instruments and non-financial assets/liabilities measured at fair value, including granted share options, and considered a number of factors including valuations from independent appraiser.

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates.

r. Net income per share

Basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary share equivalents consist of the ordinary shares issuable upon the vest of restricted shares. Ordinary share equivalents are excluded from the computation of the diluted net income per share in years when their effect would be anti-dilutive. Ordinary share equivalents are also excluded from the calculation in loss periods, as their effects would be anti-dilutive.

s. Income taxes

Income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-50-19 requires that an entity disclose its policy on classification of interest and penalties due to taxing authorities in the notes to the financial statements. In addition, ASC 740-10-50-15(c) requires that all entities disclose in the statement of operations and in the statement of financial position the total amounts of the interest and penalties related to tax positions recognized. As of December 31,2024 and 2025 the Company did not have any interest or penalty on tax deficiencies.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires specific disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is ‘effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted the ASU.

Deferred tax liabilities and assets are classified as noncurrent and presented with a netted off amount in the consolidated balance sheets as of December 31, 2024 and 2025, respectively.

t. Uncertain tax positions

The Company adopted the guidance on accounting for uncertainty in income taxes under ASC 740, which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance was also provided on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties where applicable.

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024 and 2025, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the years ended December 31, 2024 and 2025, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

u. Comprehensive income

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss consist of unrealized gain or loss on short-term investments and foreign currency translation adjustments.

v. Share-based compensation

The Company periodically grants restricted stock and stock options to its employees, directors and consultants. The Company measures the cost of employee services received at the grant date using the fair value of the equity instruments issued, net of an estimated forfeiture rate, and therefore only recognizes compensation costs for those awards expected to vest over the service period. The Company records stock-based compensation expense on a straight-line basis over the requisite service period, generally ranging from one year to four years.

The Company granted stock options in 2025 to its employees and directors, which vest using the graded vesting method. Under this method, the total grant is divided into tranches that vest at different dates over the service period. Stock-based compensation expense for these options is recognized for each tranche individually over its respective vesting period, reflecting the expected forfeitures.

Forfeitures are estimated at the time of grant and revised in the subsequent periods if actual forfeitures differ from those estimates.

w. Loss contingencies

An estimated loss contingency is accrued and charged to the consolidated statements of operations and other comprehensive (loss) income (if both of the following conditions are met: (1) Information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss; (2) the amount of loss can be reasonably estimated.

The Company reviews its contingent issues on a timely basis to identify whether the above conditions are met.

x. Recently issued accounting standards

In November, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which require additional disaggregation of income statement expenses and clarify effective dates for public and nonpublic entities. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

In July, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2026. The Group is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

In September, 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which provides updated guidance related to software development costs. This ASU is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

In November 2025, FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which updates hedge accounting requirements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies interim disclosure requirements. This ASU is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Years ended December 31,
	2024	2025
Cash and cash equivalents	$1,123	$831
Restricted cash (Note i)	7,318	7,260
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$8,441	$8,091

(Note i) Restricted cash required by U.S. Department of Education and the deposits necessary to secure lines of credit from financial institutions.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2024	2025

Accounts receivable (Note i)	$2,984	$2,895
Less: Allowance for credit losses	(443)	(607)
Accounts receivable, net	$2,541	$2,288

(Note i) The Company’s accounts receivable in relation to the new “HybriU sales” business line (“the HybriU receivables”) amounted to $997 as of December 31, 2025

Allowance for credit losses:

	As of December 31,
	2024	2025

Balance at beginning of year	$(533)	$(443)
Addition	—	(164)
Reversed	90	—
Balance at end of year	$(443)	$(607)

As of December 31, 2024, the Company’s allowance for credit losses on accounts receivable is all attributable to the educational program. As of December 31, 2025, the allowance amounted to $607, with $587 attributable to the educational program and the remaining $20 to HybriU licensing and sales.

6. PREPAID AND OTHER CURRENT ASSETS, NET

Prepaid and other current assets, net consisted of the following:

	As of December 31,
	2024	2025
Prepayments to suppliers	$189	$132
Prepaid for HybriU development	29	—
Receivables from third-party (Note i)	880	586
Others (Note ii)	22	—
Total before allowance for doubtful accounts	1,120	718
Less: allowance for doubtful accounts (Note i)	(461)	(308)
Prepaid and other current assets, net	$659	$410

(Note i) Receivables from third-party, net, were $419 and $278 as of December 31, 2024 and 2025, respectively. These amounts relate to Bay State College and are expected to be collected within twelve months.

(Note ii) Others mainly included prepaid education supplies, prepaid outsourcing service fee, and other miscellaneous items.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2024	2025

Motor vehicles	$2	$2
Office and computer equipment	199	535
Construction in process	1,200	1,464
Leasehold improvements	24	235
Subtotal	1,425	2,236
Less: accumulated depreciation	(225)	(252)
Total	$1,200	$1,984

For the years ended December 31, 2024 and 2025, depreciation expenses were $6 and $27, respectively, which were recorded in general and administrative expenses and research and development expenses.

The Construction in process mainly represented related to AI classroom project at the NSAD campus, which is scheduled for completion by 2026. In January 2026, $732 was completed.

The Company performed impairment assessment on the property and equipment, and there was no impairment loss for the years ended December 31, 2024 and 2025, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of December 31,
	2024	2025
Gross carrying amount
Trade names	$460	$460
Software	276	1,476
Accreditation	100	100
	836	2,036
Less: accumulated amortization
Trade names	—	—
Software	(276)	(316)
Accreditation	(48)	(58)
	(324)	(374)
Intangible assets, net
Trade names	460	460
Software	—	1,160
Accreditation	52	42
	$512	$1,662

There was no impairment loss accrued for the years ended December 31, 2024 and 2025, respectively.

Amortization expenses for intangible assets amounted to $10 and $50 for the years ended December 31, 2024 and 2025, respectively, which were recorded in cost of revenue and research and development expenses. Based on the current amount of intangible assets subject to amortization, the estimated amortization expenses for each of the future annual periods are as follows:

Amount

2026	$130
2027	130
2028	130
2029	130
2030	122
Thereafter	560
Total	$1,202

9. OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following:

	As of December 31,
	2024	2025
Long-term receivable (Note i)	$587	$—
Educational content (Note ii)	810	630
Long-term lease deposits	194	339
Others	13	—
Sub-total	$1,604	$969
Less: allowance for credit losses (Note i)	(308)	—
Total	$1,296	$969

(Note i) Long-term receivable, net, was $279 and nil as of December 31, 2024 and 2025, respectively. As of December 31, 2024, this amount relates to Bay State College and is expected to be collected more than twelve months. The portion expected to be collected within 12 months was reclassified to prepaid and other current assets, net.

(Note ii) For the years ended December 31, 2024 and 2025, the Company performed impairment assessment on the educational content and no impairment loss was recorded, respectively.

10. SHORT-TERM AND LONG-TERM BORROWINGS

The following table sets forth the loan agreement of short-term borrowing from bank:

Date	Borrower	Lender	Amount ($)	Annual Interest Rate	Repayment Due Date
June 12, 2025 (Note i)	NewSchool of Architecture & Design	EverTrust Bank	500	6.75%	Based on the actual repayment

(Note i) In April 2025, the Company entered into a loan agreement with Evertrust Bank for a revolving line of credits $2,500. The loan bears variable interest at the prime rate minus 0.75% with monthly interest payments commencing May 1, 2025. The outstanding balance under the loan agreement is secured by substantially all assets of the NewSchool and is guaranteed by the Company. As of December 31, 2025, the outstanding balance under the loan agreement was $500.

The following table sets forth the loan agreement of long-term borrowing from bank:

Date	Borrower	Lender	Amount ($)	Annual Interest Rate	Repayment Due Date
January 9, 2024 (Note ii)	Ambow Education Inc.	Cathay Bank	1,200	6.00%	December 27, 2027
October 11, 2022 (Note ii)	Ambow Education Inc.	Cathay Bank	1,500	6.29%	October 11, 2027

(Note ii) In October 2022 and January 2024, the Company pledged its restricted cash amount of $1,500 and $1,200, respectively, to obtain the borrowings amount of $1,500 and $1,200 from Cathay Bank. Refer to the Note 4-Cash, Cash Equivalents and Restricted Cash.

On October 11, 2022, the Company obtained a $1,500 loan from Cathay Bank with an original maturity date of October 11, 2023 and interest at 6.29% per annum. The loan was renewed on November 6, 2023, extending the maturity to October 11, 2024. It was subsequently renewed in 2024 for an additional one-year extension to October 11, 2025, and further extended in 2025 to October 11, 2027.

On January 9, 2024, the Company obtained a $1,200 loan from Cathay Bank with an original maturity date of December 28, 2024 and interest at 6.00% per annum. The loan was renewed in 2024 for a one-year extension to 2025, and further extended in 2025 to December 27, 2027.

The pledges shall be terminated once all borrowings have been repaid and pledge cancellation registration procedures have been completed.

11. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of December 31,
	2024	2025
Accrued payroll and welfare	$578	$713
Deferred revenue (Note i)	436	262
Lease Settlement (Note ii)	—	498
Others	15	69
Total	$1,029	$1,542

(Note i) The balance represented the tuition payment collected in advance.

(Note ii) Refer to the Note 18 Gain on lease settlement.

12. CONCENTRATIONS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, account payable, other receivable and other non-current assets. The Company places its cash and cash equivalents with financial institutions with high-credit ratings in the U.S. The Company conducts credit evaluations of its customers and suppliers and generally does not require collateral or other security from them. The Company evaluates its collection experience and long outstanding balances to determine the need for an allowance for doubtful accounts.

The companies who accounted for 10% or more of the Company’s consolidated accounts receivable, revenues, accounts payable, and purchase for the years ended December 31, 2024, and 2025 were as follows.

	As of December 31,
	2024		2025
Debtors	$	%	$	%
Accounts receivable
Company A	*	*	775	27%
Revenues
Company A	*	*	1,855	20%
Company B	1,600	17%	*	*
Accounts Payable
Company E	*	*	1,000	62%
Purchase
Company E	*	*	1,200	22%

*	Represents less than 10%

13. SHARE BASED COMPENSATION

Amended and Restated 2010 Equity Incentive Plan

On June 1, 2010, the Company adopted the 2010 Equity Incentive Plan, or the “2010 Plan”, which became effective upon the completion of the IPO on August 5, 2010 and terminated automatically 10 years after its adoption. On December 21, 2018, the Company amended and restated the 2010 Plan, or the “Amended and Restated 2010 Plan,” which became effective upon the approval from the Board of Directors and shareholders. The plan will continue in effect for 10 years from the date adopted by the Board, unless terminated earlier under section 18 of the plan.

2024 Equity Incentive Plan

On December 20, 2024, we adopted the Company’s 2024 Equity Incentive Plan (the “Plan”), which became effective upon the approval of the shareholders at the Annual Meeting of Shareholders on December 20, 2024.The Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of Ambow Education Holding Ltd. or its affiliates. the maximum aggregate number of Shares that may be awarded and sold under the Plan is 6,500,000 ordinary shares. The number of ordinary shares available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with the calendar year 2025, resulting in the aggregate number of ordinary shares available under this Plan equaling fifteen percent (15%) of the total number of ordinary shares outstanding on the last trading day in December of the immediately preceding calendar year minus the total number of reserved and available shares under the Company’s 2005 Plan and 2010 Plan.

Share options

Management of the Company is responsible for determining the fair value of options granted and have considered a number of factors when making this determination, including valuations.

On March 27, 2025, the Company granted 3,120,000 stock options, and on May 13, 2025, the Company granted an additional 200,000 stock options to employees and directors. The stock options have a four-year requisite service period, with 25% vesting upon the first anniversary of the grant date and the remaining 75% vesting ratably over the subsequent three years.

The Company accounts for stock-based compensation in accordance with ASC 718 Stock-based compensation expense is measured at the grant-date fair value of the stock options, net of estimated forfeitures, and is recognized over the requisite service period using the graded vesting method, whereby each vesting tranche is treated as a separate award and recognized over its respective vesting period.

The weighted average grant date fair value of stock option awards using the Binomial Tree Model model was $0.11 for each share subject to a stock option granted during the years ended December 31, 2025, based on the following assumptions:

2025
Risk-free interest rate	4.36%~4.48%
Expected volatility	123.71%~129.25%
Expected dividends yields	—
Expected term (years)	10

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Grant-date Fair Value	Aggregated intrinsic value
		$	Years	$	$
Outstanding on December 31, 2024	—	—	—	—	—
Granted on March 27, 2025	3,120,000	0.1300	9.17	0.1057	3,120
Granted on May 13, 2025	200,000	0.1600	9.33	0.1252	—
Granted - Total	3,320,000	0.1318	9.18	0.1069	3,120
Outstanding on December 31, 2025	3,320,000	0.1318	9.18	0.1069	24,960
Vested and exercisable at December 31, 2025	—	—	—	—	—
Vested and expected to vest at December 31, 2025	3,320,000	0.1318	9.18	0.1069	24,960

For the year ended December 31, 2025, the Company recognized approximately $154 of stock-based compensation expense related to these stock option grants, and the unrecognized share-based compensation expenses was $201 as of December 31, 2025.

Restricted stock awards

On November 22, 2018, the Board of Directors approved to grant 200,000 shares of the restricted stock to senior employees of the Company. Twenty-five percent of the awards vested on the one-year anniversary of the vesting commence date, and the remainder shall vest in equal and continuous monthly installments over the following thirty-six months thereafter, subject to participant’s continuing service of the Company through each vesting date. In 2022, 2023 and 2024, 45,833, nil and nil shares of restricted stock were vested respectively.

On May 27, 2022, the Board of Directors approved to grant 200,000 fully vested Class A ordinary shares of the restricted stock to a consultant as consideration for its service rendered.

On June 30, 2022, the Board of Directors approved to grant 5,200,000 fully vested Class A ordinary shares of the restricted stock to senior employees of the Company for their services rendered in the past years.

As of December 31, 2024, and 2025, there were 19,935 shares unvested. No shares were granted, vested, forfeited, or expired during the years ended December 31, 2024 and 2025. The grant date fair value of these shares was USD 3.13 per share.

The Company recorded share-based compensation expenses of nil and $nil in expenses for the restricted stock awards for the years ended December 31, 2024 and 2025, respectively, and the unrecognized share-based compensation expenses was nil and nil as of December 31, 2024 and 2025.

14. TAXATION

a. Income taxes

Cayman Islands

Under the current laws of Cayman Islands, the Company and its subsidiaries incorporated in the Cayman Islands are not subject to tax on income or capital gains. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.

US

Significant components of the income taxes benefit (expense) on earnings for the years ended December 31, 2024 and 2025 are as follows:

	Years ended December 31,
	2024	2025

Current:
Federal	$—	—
State and local	839	(6)
Foreign	—	—
Total current portion of income tax benefit (expense)	839	(6)
Deferred:
Federal	$—	—
State and local	—	—
Foreign	—	—
Total deferred portion of income tax benefit (expense)	—	—

Total income tax benefit (expense)	$839	$(6)

The principal components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2025
Deferred tax asset:
Net Operation Loss Carryover	$7,401	$7,531
Lease Liability	77	1,603
Allowance for doubtful accounts	152	232
Tax Credits	—	26
Accrued expense	1	21
Research and development capitalization	922	—
Total deferred tax assets	8,552	9,413
Valuation allowance	(8,371)	(7,764)
Deferred tax assets, net of valuation allowance	$181	$1,649

Deferred tax liabilities:
- Right-of-use assets	—	1,412

- Fixed Assets & Intangibles	—	237
- Unrealized gain on acquisition/disposal	181	—
Total deferred tax liabilities	$181	$1,649

Deferred tax assets, net of valuation allowance and deferred tax liabilities	—	—

For entities incorporated in U.S., federal net loss generated before 2018 of $122 can be carried forward for 20 years and will begin to expire in 2037. Federal net loss generated in 2018 and onward of $26,947 can be carried forward indefinitely. State net loss of $27,933 can be carried forward for 20 years and will begin to expire in 2037.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended December 31, 2016, through December 31, 2025, generally remain open to examination by the Internal Revenue Service until its net operating loss carry-forwards are utilized and the applicable statutes of limitation have expired. The Group had no unrecognized tax benefits as of December 31, 2024 and $14 as of December 31, 2025.

The Company evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized. As of December 31, 2025, the deferred tax assets were offset with a full valuation allowance as the Company does not expect to realize its deferred taxes in the near future.

The following represents a roll-forward of the valuation allowance for each of the years:

	As of December 31,
	2024	2025
Balance at beginning of the year	$7,794	$8,371
Allowance made during the year	577	(607)
Reversals	—	—
NOL expire	—	—
Balance at end of the year	$8,371	$7,764

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

	Year Ended December 31, 2025
	$ Amount
Tax provision at the U.S. federal statutory rate	288	21.0%
State income taxes, net of federal tax benefits	54	3.9%
Foreign tax effects
Cayman Islands	130	9.4%
Nontaxable or nondeductible items	—	0.0%
Prior year true up	159	11.7%
Changes in valuation allowance	(607)	(44.3)%
Tax Credits
Research and development	(18)	(1.3)%
Other
Tax Provision	6	0.4%

As previously disclosed for the years ended December 31, 2024, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

	Years ended December 31,
	2024	2025

Statutory federal income tax rate	(21.0)%	21.0%
States taxes, net of federal benefit	(4.0)%	3.9%
Foreign income taxed at different rates	28.4%	9.4%
Prior year true up	—%	11.7%
Changes in valuation allowance	(3.4)%	(44.3)%
Tax Credits	—%	(1.3)%
Effect of tax amendment	(158.1)%	—%
Tax Provision	(158.1)%	0.4%

Income/(loss) before income taxes is attributable to the following geographic locations for the years ended December 31, 2024 and 2025:

	Year ended December 31,
	2024	2025
United States	$186	$1,828
Foreign	(716)	(463)
Total (loss) income before income taxes	$(530)	$1,365

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years ended December 31,
	2024	2025
Numerator:
Numerator for basic and diluted income per share from operations	$309	$1,359
Denominator:
Denominator for basic income per share weighted average ordinary shares outstanding	57,127,524	57,127,524
Denominator for diluted income per share weighted average ordinary shares outstanding	57,127,524	57,641,319

Basic income per share from operations	$0.0054	$0.0238
Diluted income per share from operations	0.0054	0.0236
Basic income per ADS from operations (Note i)	0.1080	0.4760
Diluted income per ADS from operations (Note i)	$0.1080	$0.4720

(Note i) In February, 2024, the Company changed the ratio of its American depositary shares (“ADSs”) to its Class A ordinary shares from one (1) ADS, representing two (2) Class A ordinary shares, to one (1) ADS representing twenty (20) Class A ordinary shares.

Basic income per ADS is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted income per ADS is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the year. Nil share was included in the calculation of diluted income per share for the year of 2024. 513,795 shares were included in the calculation of diluted income per share for the year of 2025.

16. LEASES

The Company has operating leases for classrooms, dormitories, and corporate offices.

The components of lease expense from continuing operations were as follows:

	Years ended December 31,
	2024	2025

Operating lease expense	$2,353	$1,095

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$871	$398

Supplemental balance sheet information related to leases was as follows:

	Years ended December 31,
	2024	2025
Weighted-average Remaining Lease Term
Operating leases	1.19 Years	4.76 Years
Weighted-average Discount Rate	—	—
Operating leases	4.31%	6.85%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The weighted-average discount rate was calculated using the discount rate for the lease that was used to calculate the lease liability balance for each lease and the remaining balance of the lease payments for each lease as of December 31, 2025.

The Company performed an impairment test on the operating lease right-of-use assets and recognized an impairment loss of nil for the years ended December 31, 2024 and 2025.

The weighted-average remaining lease terms were calculated using the remaining lease term and the lease liability balance for each lease as of December 31, 2025.

As of December 31, 2025, maturities of lease liabilities were as follows:

Amount

2026	$1,339
2027	1,571
2028	1,389
2029	1,326
2030	1,371
Thereafter	115
Total lease payments	7,111
Less: interest	(1,084)
Total	6,027
Less: current portion	(1,285)
Non-current portion	$4,742

As of December 31, 2025, the Company had no material operating or finance leases that had not yet commenced.

17. SEGMENT REPORTING AND INFORMATION ABOUT GEOGRAPHIC AREAS

Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among two operating and reportable segments: (i) Educational programs and services and (ii) HybriU licensing and sales for internal management purposes. The Company’s CODM makes decisions on resource allocation, evaluates operating performance, and monitors budget versus actual results using gross profit. The following table presents revenues, cost of revenues, and gross profit by reportable segment:

	For the years ended December 31,
	2024	2025
	$	$
NET REVENUES
Educational programs and services	7,468	7,084
HybriU licensing and sales	1,924	2,385
Total net revenues	9,392	9,469
COST OF REVENUES
Educational programs and services	(4,405)	(4,064)
HybriU licensing and sales	—	(220)
Total cost of revenues	(4,405)	(4,284)

GROSS PROFIT	4,987	5,185

18. GAIN ON LEASE SETTLEMENT

In July 2024, NewSchool of Architecture & Design, LLC (“NewSchool”), a subsidiary of the Company, became involved in litigation with its campus landlord, Art Block Investors, LLC and related entities (the “Landlord”), arising from a lease dispute, including an unlawful detainer action and a related breach of contract and guaranty claim seeking aggregate damages of approximately $4.47 million. In June 2025, the Company entered into a settlement requiring total payments of $2.0 million, consisting of $1.0 million payable upon execution and the remaining $1.0 million payable in installments over two years beginning May 2025. As a result of the settlement, the Company recognized a gain of approximately $1.5 million, primarily related to the derecognition of remaining lease liabilities net of settlement payments and right-of-use assets.

19. RELATED PARTY TRANSACTIONS

In January 2024, Ambow made a borrowing of $200 from a member of the management team of the Company and repaid the borrowing by the end of March 2024. There were no related party transactions in 2025 and the balance of amount due from (to) related parties was nil as of December 31, 2025.

20. COMMITMENTS AND CONTINGENCIES

Ms. Loehlein, the former president of NewSchool of Architecture & Design, has filed a complaint seeking payment of alleged outstanding salary, and NSAD has filed an answer; the previously scheduled trial date of November 14, 2025 was vacated, no trial date is currently set, and the previously scheduled hearing has been canceled. The Company is unable at this time to determine the likelihood of an unfavorable outcome or reasonably estimate the amount or range of potential loss, if any.

21. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-K. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.