Form 10-Q
period 2026-03-31
Ambow Education Holding Ltd.
filed 2026-05-11
CIK 1494558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 001-34824

AMBOW EDUCATION HOLDING LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10080 N. Wolfe RD, Suite SW3-200, Cupertino, CA 95014

(Address of principal executive offices) (Zip Code)

(619) 684-8954

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2026, there were a total of 52,498,019 Class A Ordinary Shares, par value $0.003 per share, and 4,708,415 Class C Ordinary Shares, par value $0.003 per share, issued and outstanding.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except for share and per share data)

		As of December 31,	As of March 31,
	Note	2025	2026
		(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	4	$831	$4,202
Restricted cash	4	7,260	2,700
Accounts receivable, net	5	2,288	2,928
Inventory		80	80
Prepaid and other current assets, net	6	410	585
Total current assets		10,869	10,495
Non-current assets:
Property and equipment, net	7	1,984	1,961
Intangible assets, net		1,662	1,629
Other non-current assets, net	8	969	924
Operating lease right-of-use asset	15	5,312	5,055
Total non-current assets		9,927	9,569

Total assets		$20,796	$20,064
LIABILITIES
Current liabilities:
Short-term borrowings	9	$500	$500
Accounts payable		1,609	837
Accrued and other liabilities	10	1,542	1,331
Income taxes payable, current		1	1
Operating lease liability, current	15	1,285	1,481
Total current liabilities		4,937	4,150
Non-current liabilities:
Long-term borrowings	9	2,700	2,700
Other non-current liabilities		167	44
Operating lease liability, non-current	15	4,742	4,464
Total non-current liabilities		7,609	7,208

Total liabilities		$12,546	$11,358

Commitments and contingencies	17	—	—

EQUITY
Class A Ordinary shares
($0.003 par value; 66,666,667 and 66,666,667 shares authorized; 52,419,109 and 52,419,109 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively)		146	146
Class C Ordinary shares
($0.003 par value; 8,333,333 and 8,333,333 shares authorized; 4,708,415 and 4,708,415 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively)		13	13
Additional paid-in capital		517,185	517,217
Accumulated deficit		(508,966)	(508,542)
Accumulated other comprehensive loss		(128)	(128)
Total equity		8,250	8,706
Total liabilities and equity		$20,796	$20,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(All amounts in thousands, except for share and per share data)

(Unaudited)

		For the three months ended March 31,
	Note	2025	2026

NET REVENUES
- Educational program and services		$1,990	$2,080
- HybriU licensing and sales		324	719
Total net revenues		2,314	2,799
COST OF REVENUES
- Educational program and services		(978)	(1,113)
- HybriU licensing and sales		—	—
Total cost of revenues		(978)	(1,113)

GROSS PROFIT		1,336	1,686
OPERATING EXPENSES
Selling and marketing		(226)	(288)
General and administrative		(871)	(800)
Research and development		(101)	(156)
Total operating expenses		(1,198)	(1,244)

OPERATING INCOME		138	442

OTHER (EXPENSE) INCOME
Interest (expenses) income, net	9	(12)	16
Other expenses, net		(17)	(24)
Total other expenses, net		(29)	(8)

INCOME BEFORE INCOME TAX AND NON-CONTROLLING INTERESTS		109	434
Income tax expenses	13	—	(10)

NET INCOME		$109	$424

NET INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS		$109	$424

OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign translation adjustments		—	—
Other comprehensive loss		—	—

TOTAL COMPREHENSIVE INCOME		109	424

Basic income from operations per share	14	$0.0019	$0.0074
Diluted income from operations per share	14	$0.0019	$0.0074
Basic income from operations per ADS	14	$0.0380	$0.1480
Diluted income from operations per ADS	14	$0.0380	$0.1480
Weighted average shares used in calculating basic net income per share		57,127,524	57,127,524
Weighted average shares used in calculating diluted net income per share		57,127,524	57,127,524
Share-based compensation expense from operations included in:
- Selling and marketing	12	—	3
- General and administrative	12	—	12
- Research and development	12	—	17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except for share and per share data)

(Unaudited)

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity

Balance as of January 1, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,325)	$(128)	$6,737
Net Income		—	—	—	—	—	—	109	—	109
Balance as of March 31, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,216)	$(128)	$6,846

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity

Balance as of January 1, 2026		52,419,109	$146	4,708,415	$13	$517,185	—	$(508,966)	$(128)	$8,250
Share-based compensation	12	—	—	—	—	32	—	—	—	32
Net Income		—	—	—	—	—	—	424	—	424
Balance as of March 31, 2026		52,419,109	$146	4,708,415	$13	$517,217	—	$(508,542)	$(128)	$8,706

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands, except for share and per share data)

(Unaudited)

	For the three months ended March 31,
	2025	2026
	$	$
Cash flows from operating activities
Net cash used in operating activities	(923)	(1,189)
Cash flows from investing activities
Net cash used in investing activities	(132)	—
Cash flows from financing activities
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net change in cash, cash equivalents and restricted cash	(1,055)	(1,189)

Cash, cash equivalents and restricted cash at beginning of periods	8,441	8,091

Cash, cash equivalents and restricted cash at end of periods	7,386	6,902

Supplemental disclosure of cash flow information
Income tax paid	—	1
Interest paid	(38)	(44)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

The accompanying condensed consolidated financial statements include the financial statements of Ambow Education Holding Ltd. a Cayman Islands company (hereinafter referred to as the “Company”) and its subsidiaries. The Company was incorporated in the Cayman Islands on June 26, 2007.

The Company is a U.S.-based, AI-driven technology educational company. Its mission is to eliminate barriers between online and offline environments, languages and regions, and academia and industry. The Company is developing a new HybriU AI Digital Education Solution that transforms the educational environment, bridging the gap between traditional methods and the future of digital learning. This solution combines sophisticated software and hardware to create an AI-powered digital and hybrid classroom, designed to enhance educational delivery and engagement. HybriU is the Company's patented, dynamic, open-platform technology that facilitates hybrid learning. In addition, the Company offers high-quality, individualized, and dynamic career education services and products through the operation of its for-profit colleges.

2. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, the Company’s consolidated current assets exceeded its consolidated current liabilities by $6,345, reflecting a positive working capital balance. The Company’s consolidated net assets were $8,706 as of March 31, 2026. The Company assesses that it could meet its obligations for the next 12 months from the issuance date of the condensed consolidated financial statements.

The Company’s principal sources of liquidity were cash provided by operating activities, bank borrowings. The Company reported net cash used in operating activities of $923, $1,189 for the three months ended March 31, 2025 and 2026, respectively. As of March 31, 2026, the Company had $4,202 in unrestricted cash and cash equivalents.

The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to continuously achieve a net income position in the foreseeable future. If management is not able to increase revenues and/or manage costs and operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company believes that available cash and cash equivalents, cash provided by operating activities should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued and the Company has prepared the condensed consolidated financial statements on a going concern basis. However, the Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, initiating additional public offerings, obtaining credit facilities, streamlining business units, controlling rental, overhead and other operating expenses and seeking to further dispose non-cash generating units. Management cannot provide any assurance that the Company will raise additional capital if needed.

3. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto, included in the Company’s 2025 Annual Report filed with the SEC on February 13, 2026. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any future periods.

b. Revenue recognition

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

	For the three months ended March 31,
	2025	2026
NET REVENUES
Over time	$1,990	$2,080
Point in time	324	719
Total	$2,314	$2,799

The following table presents revenues by geographic area based on the sales location of our service and products:

	For the three months ended March 31,
	2025	2026
NET REVENUES
United States	$1,990	$2,080
International	324	719
Total	$2,314	$2,799

Contract Balances

The transferred control of promised service to customers results in the Company’s unconditional rights and conditional consideration receivable on passage of time. The Company has no contract assets as of December 31, 2025 and March 31, 2026.

The contract liabilities consist of deferred revenue, which relates to unsatisfied performance obligations at the end of each reporting period and consists of tuition received in advance from students. As of December 31, 2025 and March 31, 2026, the Company’s deferred revenue amounted to $262 and $187, respectively. For the three months ended March 31, 2025 and 2026, the Company has recognized $111 and $75 in educational programs and services revenue from the deferred revenue balance as of December 31, 2024 and 2025, respectively.

c. Segment reporting

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

As a result of the assessment made by the CODM, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews financial information of operating segments based on U.S. GAAP amounts of gross profit when making decisions about allocating resources and assessing performance of the Company. For the three months ended March 31, 2025 and 2026, the Company presents financial information disaggregated by business components for internal management purposes, including (i) Educational programs and services and (ii) HybriU licensing and sales. The Company considers the “management approach” concept as the basis for identifying reportable segments.

There are no reconciling items or adjustments between segment income and net income as presented in the Company’s statements of operations. The CODM does not review assets in evaluating segment results and therefore such information is not presented. The management approach considers the internal organization and reporting used by the Company for operating decisions as the source for determining the Company’s reportable segments.

d. Allowance for Credit Losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company estimates and records an expected lifetime credit loss on accounts receivable, other receivables included in prepaid and other current assets by utilizing historical write-off rates as a starting point for determining expected credit losses and has considered all available relevant information, including details about past events, current conditions, and reasonable and supportable forecasts, as well as their impact on the expected credit losses.

e. Leases

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

f. Net income per share

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

g. Share-based compensation

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

h. Income taxes

Income taxes are provided for in accordance with the laws of the relevant taxing authorities. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss carryforwards and tax credit carryforwards, by applying enacted statutory tax rates applicable to future years. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-50-19 requires that an entity disclose its policy on classification of interest and penalties due to taxing authorities in the notes to the financial statements. In addition, ASC 740-10-50-15(c) requires that all entities disclose in the statement of operations and in the statement of financial position the total amounts of the interest and penalties related to tax positions recognized. As of December 31, 2025 and March 31, 2026 the Company did not have any interest or penalty on tax deficiencies.

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

Deferred tax liabilities and assets are classified as noncurrent and presented with a netted off amount in the condensed consolidated balance sheets as of December 31, 2025 and March 31, 2026, respectively.

i. Recently issued accounting standards

In November, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which require additional disaggregation of income statement expenses and clarify effective dates for public and nonpublic entities. The ASU is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

In July, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Group is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

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

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows.

	As of
	December 31, 2025	March 31, 2026
Cash and cash equivalents	$831	$4,202
Restricted cash (Note i)	7,260	2,700
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$8,091	$6,902

(Note i) Restricted cash required by U.S. Department of Education and the deposits necessary to secure lines of credit from financial institutions.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of
	December 31, 2025	March 31, 2026
Accounts receivable	$2,895	$3,535
Less: Allowance for credit losses	(607)	(607)
Accounts receivable, net	$2,288	$2,928

Allowance for credit losses:

For the three months ended March 31, 2026

Balance at beginning of year	$(607)
Addition	—
Reversed	—
Balance at end of period	$(607)

As of March 31, 2026, the Company’s allowance for credit losses on accounts receivable amounted to $607, with $587 attributable to the educational program and the remaining $20 to HybriU licensing and sales.

6. PREPAID AND OTHER CURRENT ASSETS, NET

Prepaid and other current assets, net consisted of the following:

	As of
	December 31, 2025	March 31, 2026
Prepayments to suppliers	$132	$307
Receivables from third-party (Note i)	586	586
Total before allowance for credit losses	718	893
Less: allowance for credit losses (Note i)	(308)	(308)
Total	$410	$585

(Note i) Receivables from third-party, net, were $278 as of March 31, 2026. These amounts relate to Bay State College and are expected to be collected within twelve months.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of,
	December 31, 2025	March 31, 2026
Motor vehicles	$2	$2
Office and computer equipment	535	1,267
Construction in process	1,464	732
Leasehold improvements	235	235
Sub-total	2,236	2,236
Less: accumulated depreciation	(252)	(275)
Total	$1,984	$1,961

For the three months ended March 31, 2025 and 2026, depreciation expenses were $6 and $23, respectively, which were recorded in general and administrative expenses, research and development expenses and cost of revenue.

The Construction in process mainly represented AI classroom project at the NSAD campus. In January 2026, approximately $732 of construction in progress was placed into service and capitalized as property and equipment.

The Company performed impairment assessment on the property and equipment, and no impairment loss was recorded for the three months ended March 31, 2025 and 2026, respectively.

8. OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following:

	As of
	December 31, 2025	March 31, 2026
Long-term lease deposits	$339	$339
Educational content (Note i)	630	585
Total	$969	$924

(Note i) The Company performed impairment assessment on the educational content and no impairment loss was recorded.

9. SHORT-TERM AND LONG-TERM BORROWINGS

The following table sets forth the loan agreement of short-term borrowing from bank:

Date	Borrower	Lender	Amount ($)	Annual Interest Rate	Repayment Due Date
June 12, 2025 (Note i)	NewSchool of Architecture & Design	EverTrust Bank	500	6.75%	Based on the actual repayment

(Note i) In April 2025, the Company entered into a loan agreement with EverTrust Bank for a revolving line of credits $2,500. The loan bears variable interest at the prime rate minus 0.75% with monthly interest payments commencing May 1, 2025. The outstanding balance under the loan agreement is secured by substantially all assets of the NewSchool and is guaranteed by the Company. As of March 31, 2026, the outstanding balance under the loan agreement was $500.

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

10. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	December 31, 2025	March 31, 2026
Accrued payroll and welfare	$713	$643
Deferred revenue (Note i)	262	187
Lease Settlement (Note ii)	498	457
Others	69	44
Total	$1,542	$1,331

(Note i) The balance represented the tuition payment collected in advance.

(Note ii) The payment due to the former landlord within the next 12 months. In June 2025, the Group entered into a settlement agreement with the landlord.

11. CONCENTRATIONS

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

The companies who accounted for 10% or more of the Company’s condensed consolidated accounts receivable and accounts payable as of December 31, 2025, and March 31, 2026, and of revenues and purchases for the three months ended March 31, 2025 and 2026 were as follows.

	As of December 31,		As of March 31,
	2025		2026
Debtors	$	%	$	%
Accounts receivable
Company A	775	27%	1,361	38%
Accounts Payable
Company E	1,000	62%	300	36%

	For the three months ended March 31,
	2025		2026
Debtors	$	%	$	%
Revenues
Company A	324	14%	719	26%
Purchase
Company E	*	*	*	*

*	Represents less than 10%

12. SHARE-BASED COMPENSATION

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

Share options

Management of the Company is responsible for determining the fair value of options granted and has considered a number of factors when making this determination, including valuations.

On March 27, 2025, the Company granted 3,120,000 stock options, and on May 13, 2025, the Company granted an additional 200,000 stock options to employees and directors. The stock options have a four-year requisite service period, with 25% vesting upon the first anniversary of the grant date and the remaining 75% vesting ratably over the subsequent three years.

The Company accounts for stock-based compensation in accordance with ASC 718. Stock-based compensation expense is measured at the grant-date fair value of the stock options, net of estimated forfeitures, and is recognized over the requisite service period using the graded vesting method, whereby each vesting tranche is treated as a separate award and recognized over its respective vesting period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Grant-date Fair Value	Aggregated intrinsic value
		$	Years	$	$
Outstanding on December 31, 2025	3,320,000	0.1318	9.18	0.1069	24,960
Outstanding on March 31, 2026	3,320,000	0.1318	8.93	0.1069	—
Vested and expected to vest at March 31, 2026	3,320,000	0.1318	8.93	0.1069	—
Exercisable at March 31, 2026	780,000	0.1300	8.92	0.1057	—

For the three months ended March 31, 2025 and 2026, the Company recognized approximately nil and $32 of stock-based compensation expense related to these stock option grants, and the unrecognized share-based compensation expenses was $355 and $169 as of March 31, 2025 and 2026.

13. TAXATION

a. Income taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company and its subsidiaries incorporated in the Cayman Islands are not subject to tax on income or capital gains. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.

US

Significant components of the income taxes benefit on earnings for the three months ended March 31, 2025 and 2026 are as follows:

	Three months ended March 31
	2025	2026

Current:
Federal	$—	(9)
State and local	—	(1)
Foreign	—	—
Total current portion of income tax expense	—	(10)
Deferred:
Federal	$—	—
State and local	—	—
Foreign	—	—
Total deferred portion of income tax expense	—	—

Total income tax expense	$—	$(10)

The following is a reconciliation of the differences between the U.S. federal statutory income tax rate and the Company's effective income tax rate for the three months ended March 31, 2025 and 2026:

	Three months ended March 31,
	2025	2026

Statutory federal income tax rate	21.0%	21.0%
States taxes, net of federal benefit	—%	0.3%
Foreign income taxed at different rates	44.6%	5.8%
Changes in valuation allowance	(65.6)%	(20.6)%
Tax Credits	—%	(4.1)%
Effect of tax amendment	—%	—%
Tax Provision	—%	2.3%

14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended March 31,
	2025	2026
Numerator:
Numerator for basic and diluted income per share from operations	$109	$424
Denominator:
Denominator for basic income per share weighted average ordinary shares outstanding	57,127,524	57,127,524
Denominator for diluted income per share weighted average ordinary shares outstanding	57,127,524	57,127,524

Basic income per share from operations	$0.0019	$0.0074
Diluted income per share from operations	0.0019	0.0074
Basic income per ADS from operations (Note i)	0.0380	0.1480
Diluted income per ADS from operations (Note i)	$0.0380	$0.1480

(Note i) In February 2024, the Company changed the ratio of its American depositary shares (“ADSs”) to its Class A ordinary shares from one (1) ADS, representing two (2) Class A ordinary shares, to one (1) ADS representing twenty (20) Class A ordinary shares.

Basic income per ADS is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted income per ADS is computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Certain outstanding stock options were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2025 and 2026, approximately 3,120,000 and 3,320,000 shares, respectively, underlying such options were excluded.

15. LEASES

The Company has operating leases for classrooms and corporate offices.

The components of lease expense were as follows:

	Three Months ended March 31,
	2025	2026
Operating lease expense	$42	$359

Supplemental cash flow information related to leases was as follows:

	Three Months ended March 31,
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$184

Supplemental balance sheet information related to leases was as follows:

	Three Months ended March 31,
	2025	2026
Weighted-average Remaining Lease Term
Operating leases	0.95 Years	4.54 Years
Weighted-average Discount Rate	—	—
Operating leases	4.31%	6.85%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The weighted-average discount rate was calculated using the discount rate for the lease that was used to calculate the lease liability balance for each lease and the remaining balance of the lease payments for each lease as of March 31, 2026.

The Company performed an impairment test on the operating lease right-of-use assets and recognized an impairment loss of nil for the three months ended March 31, 2025 and 2026.

The weighted-average remaining lease terms were calculated using the remaining lease term and the lease liability balance for each lease as of March 31, 2026.

As of March 31, 2026, maturities of lease liabilities were as follows:

Amount
For the remainder of the year ending December 31, 2026	$1,155
For the year ending December 31,
2027	1,571
2028	1,389
2029	1,326
2030	1,371
Thereafter	115
Total lease payments	6,927
Less: interest	(982)
Total	5,945
Less: current portion	$(1,481)
Non-current portion	4,464

As of March 31, 2026, the Group had no material operating or finance leases that had not yet commenced.

16. SEGMENT REPORTING AND INFORMATION ABOUT GEOGRAPHIC AREAS

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

	Three Months ended March 31,
	2025	2026
NET REVENUES
Educational programs and services	$1,990	$2,080
HybriU licensing and sales	324	719
Total net revenues	2,314	2,799
COST OF REVENUES
Educational programs and services	(978)	(1,113)
HybriU licensing and sales	—	—
Total cost of revenues	(978)	(1,113)

GROSS PROFIT
Educational programs and services	1,012	967
HybriU licensing and sales	324	719
Total gross profit	$1,336	$1,686

17. CONTINGENCIES

On June 21, 2024, a former executive of Newschool of Architecture and Design, LLC filed a civil lawsuit against the Company and certain individuals alleging breach of contract, labor code violations, fraud-related claims, and wrongful termination. The plaintiff seeks damages, penalties, attorneys’ fees, and other relief. The Company is contesting the claims. As of the date of this report, the matter remains in the early stages, and the outcome and potential financial impact cannot be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

For the three months ended March 31, 2026, net revenues increased by $0.5 million to $2.8 million from $2.3 million in the same period of 2025. The increases were primarily due to net revenues generated by HybriU.

Net income for the three months ended March 31, 2026, was $0.4 million, compared to $0.1 million in the same period of 2025.

Factors Affecting the Results of Operations

General factors affecting the results of operations

While our business is influenced by factors affecting the education and other industries in the U.S. generally, we believe it is more directly affected by Company-specific factors, including, among others:

●	The number of student enrollments and fees we charge. The number of student enrollments is largely driven by the demand for our educational programs, the fees we charge, the effectiveness of our marketing and brand promotion efforts, the locations and capacity of our campuses, our ability to maintain the consistency and quality of our teaching, and our ability to respond to competitive pressures, as well as seasonality. We plan to continue to add new offerings to attract students of different needs and provide cross-selling opportunities. Our course fees are determined based on several factors, including market demand, the target audience, campus location and capacity, the cost of delivering our programs and the pricing of comparable courses offered by competitors.

●	The number of orders and contracts we obtain. Our HybriU licensing and sales revenue is directly impacted by the number and value of orders and contracts we secure. A higher volume of confirmed orders generally results in increased revenue, as it indicates strong market demand and effective sales performance. Conversely, a decrease in order volume may adversely affect revenue, particularly if it is not offset by higher-value contracts or price increases.

●	Our costs and expenses. We incur costs and expenses at both the headquarters level and at our campuses. Our most significant costs are compensation and social welfare paid to and on behalf of our teachers, and rental- and teaching-related expenses. A substantial majority of our operating expenses relate to selling and marketing, general and administrative functions and research and development.

Effects of disposals and other strategic plans

There were no acquisitions or disposals during the three-month period ended March 31, 2026.

Key financial performance indicators

Key financial performance indicators consist of net revenues, cost of revenues, gross profit and operating expenses, which are discussed in greater detail below. The following tables set forth the consolidated net revenues, cost of revenues and gross profit, both in absolute amounts and as a percentage of net revenues, for the periods indicated.

	For the three months ended March 31,
	2025		2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	2,314	100.0	2,799	100.0
Cost of revenues	(978)	(42.3)	(1,113)	(39.8)
Gross Profit	1,336	57.7	1,686	60.2

Net revenues

In the three months ended March 31, 2025 and 2026 net revenues were $2.3 million, $2.8 million, respectively. The increases were primarily due to revenues generated by HybriU.

Cost of revenues

Cost of revenues for our educational programs and services and HybriU licensing and sales primarily consists of:

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

Gross profit and gross profit margin

Gross profit was $1.3 million, $1.7 million in the three months ended March 31, 2025, and 2026, respectively.

Gross profit margin was 57.7% and 60.2% in the three months ended March 31, 2025, and 2026, respectively. The increase in gross profit margin was primarily attributable to an increase in revenues from HybriU.

Operating expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth the components of the operating expenses, both in absolute amounts and as a percentage of revenues, for the periods indicated.

	For the three months ended March 31,
	2025	2025	2026	2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	2,314	100.0	2,799	100.0
Operating expenses:
Selling and marketing	(226)	(9.8)	(288)	(10.3)
General and administrative	(871)	(37.6)	(800)	(28.5)
Research and development	(101)	(4.4)	(156)	(5.6)
Total operating expenses	(1,198)	(51.8)	(1,244)	(44.4)

Selling and marketing expenses. Our selling and marketing expenses primarily consisted of expenses relating to advertising, seminars, marketing and promotional trips and other community activities for brand promotion purposes. Our selling and marketing expenses increased to $0.3 million for the three months ended March 31, 2026, from $0.2 million for the same period of 2025. The increase in selling and marketing expenses for the three months ended March 31, 2026 was primarily driven by increased investment in NewSchool enrollment and the sales of HybriU.

General and administrative expenses. Our general and administrative expenses primarily consisted of compensation and benefits of administrative staff, amortization of intangibles, costs of third-party professional services, rental and utility payments relating to office and administrative functions, and depreciation and amortization of property and equipment used in our general and administrative activities, as well as bad-debt provision. Our general and administrative expenses decreased to $0.8 million for the three months ended March 31, 2026, from $0.9 million for the same period of 2025. The decreases were primarily attributed to a one-time audit fee incurred during the first quarter of 2025.

Research and development. Our research and development consisted of personnel-related expenses directly associated with our research and development organization, depreciation of equipment used in research and development, and allocated overhead. Our research and development expenses increased to $0.2 million for the three months ended March 31, 2026, from $0.1 million for the same period of 2025. The increase in research and development expenses for the three months ended March 31, 2026 was primarily driven by increased share-based compensation recognized in research and development expenses.

We are a Cayman Islands company and we currently conduct operations primarily through our U.S. subsidiaries. Under the current laws of the Cayman Islands, Ambow is not subject to taxes on its income or capital gains. In addition, the payment of dividends, if any, is not subject to withholding taxes in the Cayman Islands.

A significant component of our income tax provision is generated from our U.S. subsidiaries’ operations, which have a federal statutory income tax rate of 21%. Current income taxes are provided for in accordance with the laws and regulations in the U.S. Deferred income taxes are recognized when temporary differences exist between the tax bases and their reported amounts in the condensed consolidated financial statements.

Critical accounting estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified certain accounting policies as critical accounting policies as they require management’s highest degree of judgment, estimates and assumptions, including: 1) revenue recognition; 2) accounts receivables, net. See Note 3—Summary of Significant Accounting Policies to our condensed consolidated financial statements for the disclosure of these accounting policies in the Company’s 2025 Annual Report filed with the SEC on February 13, 2026.

Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider our critical accounting estimates to include allowance for credit losses as follows:

Allowance for credit losses

Our accounts receivable, other receivables included in prepaid and other current assets are within the scope of ASC 326. We estimate and record an allowance for expected lifetime credit losses on these assets by using historical write-off rates as a starting point for estimating expected credit losses and by considering all available relevant information, including historical events, current conditions, and reasonable and supportable forecasts, as well as their impact on expected credit losses.

The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts. Accounts receivable, other receivables, and long-term receivables are written off after all collection efforts have been exhausted. Because collectability of each account depends on specific facts and circumstances, particularly for customers related to HybriU sales for which the Company has limited or no prior transactional history, management exercises significant judgment in estimating expected credit losses for these assets.

Changes in economic conditions, customer credit profiles, or other assumptions could materially affect the allowance for credit losses. An increase in expected credit losses would result in higher bad debt expense and lower net income in the period of such change in estimate. The Company reassesses the allowance each reporting period, and any adjustments are recorded as changes in estimates.

Results of operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods indicated. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. We believe that period-to-period comparisons of results of operations should not be relied upon as indicative of future performance.

Summary of Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2025	2026
	(in thousands)
Consolidated Statement of Operations Data:
NET REVENUES:
- Educational programs and services and HybriU licensing and selling	2,314	2,799
COST OF REVENUES:
- Educational programs and services and HybriU licensing and selling	(978)	(1,113)
GROSS PROFIT	1,336	1,686
Operating expenses:
Selling and marketing	(226)	(288)
General and administrative	(871)	(800)
Research and development	(101)	(156)
Total operating expenses	(1,198)	(1,244)
OPERATING INCOME	138	442
OTHER INCOME, NET	(29)	(8)
INCOME BEFORE INCOME TAX AND NON-CONTROLLING INTERESTS	109	434
Income tax expense	—	(10)
NET INCOME	109	424
NET INCOME ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	109	424

Three months ended March 31, 2026, compared with the three months ended March 31, 2025

Net revenues. Net revenues increased by $0.5 million to $2.8 million for the three months ended March 31, 2026, from $2.3 million in the same period of 2025. The increase was primarily due to revenues generated by HybriU.

Cost of revenues. Cost of revenues increased by $0.1 million to $1.1 million for the three months ended March 31, 2026, from $1.0 million in the same period of 2025.

Gross profit. Gross profit increased to $1.7 million in the three months ended March 31, 2026, from $1.3 million in the same period of 2025.

Gross profit margin. Gross profit margin increased to 60.2% in the three months ended March 31, 2026, from 57.7% in the same period of 2025.

Operating expenses. Total operating expenses were essentially unchanged for the three months ended March 31, 2026 and 2025.

●	Selling and marketing expenses. Selling and marketing expenses increased to $0.3 million for the three months ended March 31, 2026, from $0.2 million for the same period of 2025. The increase in selling and marketing expenses for the three months ended March 31, 2026 was primarily driven by increased investment in NewSchool enrollment and the sales of HybriU.

●	General and administrative expenses. General and administrative expenses decreased to $0.8 million for the three months ended March 31, 2026, from $0.9 million in the same period of 2025. The decreases were primarily attributable to a one-time audit fee incurred during the first quarter of 2025.

●	Research and development expenses. Our research and development expenses increased to $0.2 million for the three months ended March 31, 2026, from $0.1 million for the same period of 2025. The increase in research and development expenses was primarily driven by increased share-based compensation recognized in research and development expenses.

Income. In line with the above-mentioned factors, there was an income of $0.4 million for the three months ended March 31, 2026, compared with the income of $0.1 million in the same period of 2025.

B. Liquidity and Capital Resources

As of March 31, 2026, our consolidated current assets exceeded consolidated current liabilities by $6.3 million. With certain non-cash payment adjustments excluded, there would have been a positive working capital balance as of March 31, 2026. Our consolidated net assets were $8.7 million as of March 31, 2026.

Our principal sources of liquidity were cash provided by operating activities, bank borrowings. We had net cash used in operating activities of $0.9 and $1.2 million for the three months ended March 31, 2025 and 2026, respectively. As of March 31, 2026, we had $4.2 million in unrestricted cash and cash equivalents and $2.7 million in restricted cash.

Our operating results for future periods are subject to numerous uncertainties, and it is uncertain if we will be able to maintain a net income position for the foreseeable future. If management is not able to increase revenue and/or manage costs and operating expenses in line with revenue forecasts, we may not be able to maintain profitability.

We believe that available cash and cash equivalents, restricted cash released within 12 months, and cash provided by operating activities, together with cash available from the activities mentioned above, should enable us to meet presently anticipated cash needs for at least the next 12 months after the issue date of the financial statements, and we have prepared the condensed consolidated financial statements on a going concern basis. However, we continue to have ongoing obligations, and we expect that we will require additional capital to execute our longer-term business plan. If we encounter unforeseen circumstances that place constraints on our capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, initiating additional public offerings, curtailing our business development activities, suspending the pursuit of our business plan, obtaining credit facilities, controlling overhead expenses and seeking to further dispose of non-core assets. Management cannot provide any assurance that we will raise additional capital if needed.

Borrowings

Loan agreements for short-term and long-term borrowings consisted of the following:

		As of December 31,	As of March 31,
	Maturities	2025	2026
		$	$
		(In thousands)
Long-term bank borrowing from Cathay Bank	October 2027	1,500	1,500
Long-term bank borrowing from Cathay Bank	December 2027	1,200	1,200
Short-term bank borrowing from EverTrust Bank	Based on the actual repayment	500	500

The weighted average interest rate of the borrowings outstanding was 6.28% and 6.25% per annum as of December 31, 2025 and March 31, 2026, respectively. The fair values of the borrowings approximate their carrying amounts. The weighted average borrowings for the three months ended March 31, 2025 and 2026 were $2.7 million and $3.2 million, respectively.

There was no capitalization as additions to construction in progress as of March 31, 2026.

Holding company structure

Ambow is a Cayman Islands holding company. We conduct our operations primarily through our subsidiaries in the United States. If our subsidiaries or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.

Inflation

Inflation has not materially impacted the results of operations in recent years. Although we were not materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation.

C. Research and Development, Patents and Licenses

As of March 31, 2026, we employed six full-time and part-time software and educational professionals. We spent $0.1 and $0.2 million on research and development expenses for the three months ended March 31, 2025 and 2026, respectively.

D. Trend Information

For a discussion of significant recent trends in our financial condition and results of operations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results” and “Condition and Results of Operations —Liquidity and Capital Resources.”

E. Off-balance sheet arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

There were no new off-balance sheet arrangements as of March 31, 2026.

F. Contractual Long-Term Obligations

The following table presents a summary of the contractual long-term obligations and payments by period as of March 31, 2026.

	Payments Due by Period
		2026
	Total	(remaining)	2027-2028	2029-2030	Thereafter
	$	$	$	$	$
	(in millions)
Operating lease obligations	6.9	1.1	3.0	2.7	0.1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

On June 21, 2024, Dr. Gisela Loehlein, Newschool of Architecture and Design, LLC’s former President and Chief Academic Officer, filed a civil lawsuit in San Diego County Superior Court against Newschool of Architecture and Design, LLC, Ambow Education Holding Ltd., and certain individuals, alleging breach of contract, various fraud-related claims, violations of California Labor Code sections (including failure to timely pay wages and unreimbursed expenses), negligent misrepresentation, and wrongful termination. The plaintiff seeks compensatory and general damages, including emotional distress, double damages pursuant to California Labor Code, interest on unpaid wages, and attorneys’ fees and costs. We, as defendants, have answered and are contesting the claims; as of the date of this report, no trial dates have been set. At this stage, the outcome of the litigation and any potential financial impact cannot be reasonably estimated.

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

Save as disclosed above, as of March 31, 2026, there are no claims, lawsuits, investigations and proceedings, including un-asserted claims that are probable to be assessed, that have in the recent past had, or to our knowledge, are reasonably possible to have, material changes on our financial position, results of operations, or cash flow.

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

Item 1A.	Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During our fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2026	AMBOW EDUCATION HOLDING LTD.

/s/ Jin Huang
Name: Jin Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Jin Huang
Name: Jin Huang
Title: Acting Chief Financial Officer
(Principal Financial and Accounting Officer)