Form 10-Q
period 2026-06-30
Ambow Education Holding Ltd.
filed 2026-08-14
CIK 1494558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were a total of 52,498,019 Class A Ordinary Shares, par value $0.003 per share, and 4,708,415 Class C Ordinary Shares, par value $0.003 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except for share and per share data)

		As of December 31,	As of June 30,
	Note	2025	2026
		(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	4	$831	$4,469
Restricted cash	4	7,260	2,700
Accounts receivable, net	5	2,288	1,297
Inventory		80	380
Prepaid and other current assets, net	6	410	518
Total current assets		10,869	9,364
Non-current assets:
Property and equipment, net	7	1,984	1,774
Intangible assets, net	8	1,662	2,379
Other non-current assets, net	9	969	879
Operating lease right-of-use asset	16	5,312	4,794
Total non-current assets		9,927	9,826

Total assets		$20,796	$19,190
LIABILITIES
Current liabilities:
Short-term borrowings	10	$500	$500
Accounts payable		1,609	559
Accrued and other liabilities	11	1,542	1,281
Income taxes payable, current		1	1
Operating lease liability, current	16	1,285	1,495
Total current liabilities		4,937	3,836
Non-current liabilities:
Long-term borrowings	10	2,700	2,700
Other non-current liabilities		167	—
Operating lease liability, non-current	16	4,742	4,063
Total non-current liabilities		7,609	6,763

Total liabilities		$12,546	$10,599

Commitments and contingencies	18	—	—

EQUITY
Class A Ordinary shares
($0.003 par value; 66,666,667 and 66,666,667 shares authorized; 52,419,109 and 52,419,109 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively)		146	146
Class C Ordinary shares
($0.003 par value; 8,333,333 and 8,333,333 shares authorized; 4,708,415 and 4,708,415 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively)		13	13
Additional paid-in capital		517,185	517,248
Accumulated deficit		(508,966)	(508,688)
Accumulated other comprehensive loss		(128)	(128)
Total equity		8,250	8,591
Total liabilities and equity		$20,796	$19,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(All amounts in thousands, except for share and per share data)

(Unaudited)

		For the six months ended June 30,		For the three months ended June 30,
	Note	2025	2026	2025	2026

NET REVENUES
- Educational program and services		$3,902	$4,074	$1,912	$1,994
- HybriU licensing and sales		1,178	1,118	854	399
Total net revenues		5,080	5,192	2,766	2,393
COST OF REVENUES
- Educational program and services		(2,049)	(2,276)	(1,071)	(1,163)
- HybriU licensing and sales		(220)	—	(220)	—
Total cost of revenues		(2,269)	(2,276)	(1,291)	(1,163)

GROSS PROFIT		2,811	2,916	1,475	1,230
OPERATING EXPENSES
Selling and marketing		(499)	(619)	(273)	(331)
General and administrative		(1,642)	(1,446)	(771)	(646)
Research and development		(203)	(376)	(102)	(220)
Impairment loss		—	(161)	—	(161)
Total operating expenses		(2,344)	(2,602)	(1,146)	(1,358)

OPERATING INCOME (LOSS)		467	314	329	(128)

OTHER (EXPENSE) INCOME
Interest (expenses) income, net	10	(41)	11	(29)	(5)
Other income (expenses), net		13	(33)	30	(9)
Gain on lease settlement		1,492	—	1,492	—
Total other income (expenses), net		1,464	(22)	1,493	(14)

INCOME (LOSS) BEFORE INCOME TAX AND NON-CONTROLLING INTERESTS		1,931	292	1,822	(142)
Income tax expenses	14	(47)	(14)	(47)	(4)

NET INCOME (LOSS)		1,884	278	$1,775	$(146)

NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS		1,884	278	$1,775	$(146)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income		—	—	—	—

TOTAL COMPREHENSIVE INCOME (LOSS)		1,884	278	1,775	(146)

Net income (loss) per share - basic and diluted	15	0.0330	0.0049	$0.0311	$(0.0026)
Net income (loss) per ADS - basic and diluted	15	0.6600	0.0980	$0.6220	$(0.0520)
Weighted average shares used in calculating basic and diluted net income (loss) per share		57,127,524	57,127,524	57,127,524	57,127,524
Share-based compensation expense from operations included in:
- Selling and marketing	13	—	5	—	2
- General and administrative	13	—	25	—	13
- Research and development	13	—	33	—	16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except for share and per share data)

(Unaudited)

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity

Balance as of January 1, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,325)	$(128)	$6,737
Net Income		—	—	—	—	—	—	109	—	109
Balance as of March 31, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,216)	$(128)	$6,846
Net Income		—	—	—	—	—	—	1,775	—	1,775
Balance as of June 30, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(508,441)	$(128)	$8,621

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity

Balance as of January 1, 2026		52,419,109	$146	4,708,415	$13	$517,185	—	$(508,966)	$(128)	$8,250
Share-based compensation	13	—	—	—	—	32	—	—	—	32
Net Income		—	—	—	—	—	—	424	—	424
Balance as of March 31, 2026		52,419,109	$146	4,708,415	$13	$517,217	—	$(508,542)	$(128)	$8,706
Share-based compensation	13	—	—	—	—	31	—	—	—	31
Net Loss		—	—	—	—	—	—	(146)	—	(146)
Balance as of June 30, 2026		52,419,109	$146	4,708,415	$13	$517,248	—	$(508,688)	$(128)	$8,591

The accompanying notes are an integral part of these consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands, except for share and per share data)

(Unaudited)

	For the six months ended June 30,
	2025	2026
	$	$
Cash flows from operating activities
Net cash provided by/ (used in) operating activities	978	(122)
Cash flows from investing activities
Net cash used in investing activities	(299)	(800)
Cash flows from financing activities
Net cash provided by financing activities	2,204	—

Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net change in cash, cash equivalents and restricted cash	2,883	(922)

Cash, cash equivalents and restricted cash at beginning of periods	8,441	8,091

Cash, cash equivalents and restricted cash at end of periods	11,324	7,169

Supplemental disclosure of cash flow information
Income tax paid	—	(13)
Interest paid	(93)	(90)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	5,977	—

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

The Company is a U.S.-based, AI-driven technology educational company. Its mission is to eliminate barriers between online and offline environments, languages and regions, and academia and industry. The Company is developing a new HybriU AI Digital Education Solution that transforms the educational environment, bridging the gap between traditional methods and the future of digital learning. This solution combines sophisticated software and hardware to create an AI-powered digital and hybrid classroom, designed to enhance educational delivery and engagement. HybriU is the Company’s patented, dynamic, open-platform technology that facilitates hybrid learning. In addition, the Company offers high-quality, individualized, and dynamic career education services and products through the operation of its for-profit colleges.

2. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company’s consolidated current assets exceeded its consolidated current liabilities by $5,528, reflecting a positive working capital balance. The Company’s consolidated net assets were $8,591 as of June 30, 2026. The Company assesses that it could meet its obligations for the next 12 months from the issuance date of the condensed consolidated financial statements.

The Company’s principal sources of liquidity were cash provided by operating activities and bank borrowings. The Company reported net cash provided by operating activities of $978 for the six months ended June 30, 2025 and net cash used in operating activities of $122 for the six months ended June 30, 2026, respectively. As of June 30, 2026, the Company had $4,469 in unrestricted cash and cash equivalents.

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

c. Intangible assets

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

d. Impairment of long-lived assets

Indefinite intangible assets are reviewed for impairment annually, and definite intangible assets and other long-lived assets when events or circumstances arise that indicate the existence of impairment for patents and other intangibles. When these events occur, the Group measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Group would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows. For infinite intangible asset, trade names, when impairment indicators are present, the fair value of trade names is estimated using the Relief from Royalty (RFR) method, an income approach based on notional royalty savings.

e. Revenue recognition

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

In relation to the sale of HybriU solutions, the following two performance obligations have been identified: (i) the delivery of the HybriU solution, comprising the relevant hardware, the complete software package, and all documentation and resources necessary for the customer’s immediate deployment; and (ii) the provision of maintenance services for a one-year period post-delivery. The standalone selling price for the one-year maintenance service is contractually specified within the range of $3 to $5, whereas the total contract price for each HybriU product unit is approximately $30 to $35. Allocation of the transaction price between the solution delivery and the one-year after-sales service is performed by reference to their standalone selling prices. The Company recognizes revenue for the HybriU solution when control of the solution is transferred to the customer, which generally occurs upon delivery and acceptance by the customer. Revenue for the one-year maintenance service is recognized ratably over the service period. The amount allocated to the maintenance service is immaterial to the financial statements.

	For the six months ended June 30,
	2025	2026
NET REVENUES
Over time	$3,902	$4,074
Point in time	1,178	1,118
Total	$5,080	$5,192

The following table presents revenues by geographic area based on the sales location of our service and products:

	For the six months ended June 30,
	2025	2026
NET REVENUES
United States	$4,432	$4,074
International	648	1,118
Total	$5,080	$5,192

Contract Balances

The transferred control of promised service to customers results in the Company’s unconditional rights and conditional consideration receivable on passage of time. The Company has no contract assets as of December 31, 2025 and June 30, 2026.

The contract liabilities consist of deferred revenue, which relates to unsatisfied performance obligations at the end of each reporting period and consists of tuition received in advance from students. As of December 31, 2025 and June 30, 2026, the Company’s deferred revenue amounted to $262 and $152, respectively. For the six months ended June 30, 2025 and 2026, the Company has recognized $226 and $110 in educational programs and services revenue from the deferred revenue balance as of December 31, 2024 and 2025, respectively.

f. Segment reporting

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

As a result of the assessment made by the CODM, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews financial information of operating segments based on U.S. GAAP amounts of gross profit when making decisions about allocating resources and assessing performance of the Company. For the six months ended June 30, 2025 and 2026, the Company presents financial information disaggregated by business components for internal management purposes, including (i) Educational programs and services and (ii) HybriU licensing and sales. The Company considers the “management approach” concept as the basis for identifying reportable segments.

There are no reconciling items or adjustments between segment gross profit and net income as presented in the Company’s statements of operations. The CODM does not review assets in evaluating segment results and therefore such information is not presented. The management approach considers the internal organization and reporting used by the Company for operating decisions as the source for determining the Company’s reportable segments.

g. Allowance for Credit Losses

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

h. Leases

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

i. Net income per share

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

j. Share-based compensation

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

k. Income taxes

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

ASC 740-10-50-19 requires that an entity disclose its policy on classification of interest and penalties due to taxing authorities in the notes to the financial statements. In addition, ASC 740-10-50-15(c) requires that all entities disclose in the statement of operations and in the statement of financial position the total amounts of the interest and penalties related to tax positions recognized. As of December 31, 2025 and June 30, 2026 the Company did not have any interest or penalty on tax deficiencies.

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

Deferred tax liabilities and assets are classified as noncurrent and presented with a netted off amount in the condensed consolidated balance sheets as of December 31, 2025 and June 30, 2026, respectively.

l. Recently issued accounting standards

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

	As of
	December 31, 2025	June 30, 2026
Cash and cash equivalents	$831	$4,469
Restricted cash (Note i)	7,260	2,700
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$8,091	$7,169

(Note i) Restricted cash required by U.S. Department of Education and the deposits necessary to secure lines of credit from financial institutions.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of
	December 31, 2025	June 30, 2026
Accounts receivable	$2,895	$1,904
Less: Allowance for credit losses	(607)	(607)
Accounts receivable, net	$2,288	$1,297

Allowance for credit losses:

For the six months ended June 30, 2026

Balance at beginning of year	$(607)
Addition	—
Reversed	—
Balance at end of period	$(607)

As of June 30, 2026, the Company’s allowance for credit losses on accounts receivable amounted to $607, all of which was attributable to the educational program.

6. PREPAID AND OTHER CURRENT ASSETS, NET

Prepaid and other current assets, net consisted of the following:

	As of
	December 31, 2025	June 30, 2026
Prepayments to suppliers	$132	$240
Receivables from third-party (Note i)	586	586
Total before allowance for credit losses	718	826
Less: allowance for credit losses (Note i)	(308)	(308)
Total	$410	$518

(Note i) Receivables from third-party, net, were $278 as of June 30, 2026. These amounts relate to Bay State College and are expected to be collected by the end of the year 2026.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of,
	December 31, 2025	June 30, 2026
Motor vehicles	$2	$2
Office and computer equipment	535	1,838
Construction in progress	1,464	—
Leasehold improvements	235	235
Sub-total	2,236	2,075
Less: accumulated depreciation	(252)	(301)
Total	$1,984	$1,774

For the six months ended June 30, 2025 and 2026, depreciation expenses were $6 and $49, respectively, which were recorded in general and administrative expenses, research and development expenses and cost of revenue.

The Construction in progress mainly represented AI classroom project at the NSAD campus. During the six months ended June 30, 2026, the Company transferred approximately $1,303 of construction in progress to property and equipment, which included approximately $732 in January 2026 and $571 in June 2026 upon the completion of project phases.

The Company performed impairment assessment on the property and equipment. For the six months ended June 30, 2025 and 2026, nil and $161 of impairment losses were recorded, respectively. The impairment loss in 2026 was recognized with respect to construction in progress as a result of water damage caused by a leak from an upper floor. Together with the transfer of $1,303 to property and equipment, this impairment loss fully accounts for the reduction of the construction in progress balance from $1,464 as of December 31, 2025, to a nil ending balance.

8. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of,
	December 31, 2025	June 30, 2026
Gross carrying amount
Trade names	$460	$460
Software	1,476	2,276
Accreditation	100	100
	2,036	2,836
Less: accumulated amortization
Trade names	—	—
Software	(316)	(394)
Accreditation	(58)	(63)
	(374)	(457)
Intangible assets, net
Trade names	460	460
Software	1,160	1,882
Accreditation	42	37
	$1,662	$2,379

There was no impairment loss accrued for the six months ended June 30, 2025 and 2026, respectively.

Amortization expenses for intangible assets amounted to $5 and $83 for the six months ended June 30, 2025 and 2026, respectively, which were recorded in cost of revenue and research and development expenses. Based on the current amount of intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2026 and each subsequent annual periods are as follows:

Amount

2026	$105
2027	210
2028	210
2029	210
2030	202
Thereafter	983
Total	$1,919

9. OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following:

	As of
	December 31, 2025	June 30, 2026
Long-term lease deposits	$339	$339
Educational content (Note i)	630	540
Total	$969	$879

(Note i) The Company performed impairment assessment on the educational content and no impairment loss was recorded.

10. SHORT-TERM AND LONG-TERM BORROWINGS

The following table sets forth the loan agreement of short-term borrowing from bank:

Date	Borrower	Lender	Amount ($)	Annual Interest Rate	Repayment Due Date
June 12, 2025 (Note i)	NewSchool of Architecture & Design	EverTrust Bank	500	6.75%	Based on the actual repayment

(Note i) In April 2025, the Company entered into a loan agreement with EverTrust Bank for a revolving line of credits $2,500. The loan bears variable interest at the prime rate minus 0.75% with monthly interest payments commencing May 1, 2025. The outstanding balance under the loan agreement is secured by substantially all assets of the NewSchool and is guaranteed by the Company. As of June 30, 2026, the outstanding balance under the loan agreement was $500.

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

11. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	December 31, 2025	June 30, 2026
Accrued payroll and welfare	$713	$714
Deferred revenue (Note i)	262	152
Lease Settlement (Note ii)	498	373
Others	69	42
Total	$1,542	$1,281

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

The companies who accounted for 10% or more of the Company’s condensed consolidated accounts receivable and accounts payable as of December 31, 2025, and June 30, 2026, and of revenues and purchases for the six months ended June 30, 2025 and 2026 were as follows.

	As of December 31,		As of June 30,
	2025		2026
Debtors	$	%	$	%
Accounts receivable
Company A	775	27%	*	*
Accounts Payable
Company E	1,000	62%	*	*

	For the six months ended June 30,
	2025		2026
Debtors	$	%	$	%
Revenues
Company A	324	14%	1,118	21%
Purchase
Company E	*	*	800	23%

*	Represents less than 10%

13. SHARE-BASED COMPENSATION

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Grant-date Fair Value	Aggregated intrinsic value
		$	Years	$	$
Outstanding on December 31, 2025	3,320,000	0.1318	9.18	0.1069	24,960
Outstanding on June 30, 2026	3,320,000	0.1318	8.68	0.1069	—
Vested and expected to vest at June 30, 2026	3,320,000	0.1318	8.68	0.1069	—
Exercisable at June 30, 2026	830,000	0.1318	8.68	0.1069	—

For the six months ended June 30, 2025 and 2026, the Company recognized approximately nil and $63 of stock-based compensation expense related to these stock option grants, and the unrecognized share-based compensation expenses was $201 and $137 as of December 31, 2025 and June 30, 2026, respectively.

14. TAXATION

a. Income taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company and its subsidiaries incorporated in the Cayman Islands are not subject to tax on income or capital gains. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.

US

Significant components of the income taxes benefit on earnings for the six months ended June 30, 2025 and 2026 are as follows:

	Six months ended June 30
	2025	2026

Current:
Federal	$—	—
State and local	47	14
Foreign	—	—
Total current portion of income tax expense	47	14
Deferred:
Federal	$—	—
State and local	—	—
Foreign	—	—
Total deferred portion of income tax expense	—	—

Total income tax expense	$47	$14

The following is a reconciliation of the differences between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2025 and 2026:

	Six months ended June 30,
	2025	2026

Statutory federal income tax rate	21.0%	21.0%
States taxes, net of federal benefit	(2)%	0.4%
Foreign income taxed at different rates	—%	16.5%
Return-to-provision adjustment	—%	4.0%
Changes in valuation allowance	(17)%	(32.8)%
Tax Credits	—%	(4.6)%
Effect of tax amendment	—%	—%
Tax Provision	2%	4.5%

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Six months ended June 30,
	2025	2026
Numerator:
Numerator for basic and diluted income per share from operations	$1,884	$278
Denominator:
Denominator for basic and diluted income per share weighted average ordinary shares outstanding	57,127,524	57,127,524

Basic and diluted net income per share (Note i)	0.0330	0.0049
Basic and diluted net income per ADS (Note i)	0.6600	0.0980

(Note i) Basic income per ADS is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted income per ADS is computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Certain outstanding stock options were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2025 and 2026, approximately 3,120,000 and 3,320,000 shares, respectively, underlying such options were excluded.

16. LEASES

The Company has operating leases for classrooms and corporate offices.

The components of lease expense were as follows:

	Six Months ended June 30,
	2025	2026
Operating lease expense	$376	$719

Supplemental cash flow information related to leases was as follows:

	Six Months ended June 30,
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200	$668

Supplemental balance sheet information related to leases was as follows:

	Six Months ended June 30,
	2025	2026
Weighted-average Remaining Lease Term
Operating leases	5.20 Years	4.31 Years
Weighted-average Discount Rate
Operating leases	6.85%	6.85%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The weighted-average discount rate was calculated using the discount rate for the lease that was used to calculate the lease liability balance for each lease and the remaining balance of the lease payments for each lease as of June 30, 2026.

The Company performed an impairment test on the operating lease right-of-use assets and recognized an impairment loss of nil for the six months ended June 30, 2025 and 2026.

The weighted-average remaining lease terms were calculated using the remaining lease term and the lease liability balance for each lease as of June 30, 2026.

As of June 30, 2026, maturities of lease liabilities were as follows:

Amount
For the remainder of the year ending December 31, 2026	$770
For the year ending December 31,
2027	1,574
2028	1,393
2029	1,329
2030	1,375
Thereafter	—
Total lease payments	6,441
Less: interest	(883)
Total	5,558
Less: current portion	$(1,495)
Non-current portion	4,063

As of June 30, 2026, the Group had no material operating or finance leases that had not yet commenced.

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

	Six Months ended June 30,
	2025	2026
NET REVENUES
- Educational programs and services	$3,902	$4,074
- HybriU licensing and sales	1,178	1,118
Total net revenues	5,080	5,192
COST OF REVENUES
- Educational programs and services	(2,049)	(2,276)
- HybriU licensing and sales	(220)	—
Total cost of revenues	(2,269)	(2,276)

GROSS PROFIT
- Educational programs and services	1,853	1,798
- HybriU licensing and sales	958	1,118
Total gross profit	$2,811	$2,916

18. CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

For the six months ended June 30, 2026, net revenues increased by $0.1 million to $5.2 million from $5.1 million in the same period of 2025. The increase was primarily due to net revenues generated by educational program and services. For the three months ended June 30, 2026, net revenues decreased by $0.4 million to $2.4 million from $2.8 million in the same period of 2025. The decrease was primarily attributable to the decline in net revenues from HybriU licensing and sales, partially offset by growth in educational programs and services.

Net income for the six months ended June 30, 2026, was $0.3 million, compared to $1.9 million in the same period of 2025. Net loss for the three months ended June 30, 2026, was $0.1 million, compared to net income of $1.8 million in the same period of 2025. The decrease in net income for the six months ended June 30, 2026, and the net loss for the three months ended June 30, 2026, were primarily due to a one-time gain on lease settlement of $1.5 million for the first half of 2025.

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

There were no acquisitions or disposals during the six-month period ended June 30, 2026.

Key financial performance indicators

Key financial performance indicators consist of net revenues, cost of revenues, gross profit and operating expenses, which are discussed in greater detail below. The following tables set forth the consolidated net revenues, cost of revenues and gross profit, both in absolute amounts and as a percentage of net revenues, for the periods indicated.

	For the six months ended June 30,
	2025		2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	5,080	100.0	5,192	100.0
Cost of revenues	(2,269)	(44.7)	(2,276)	(43.8)
Gross Profit	2,811	55.3	2,916	56.2

	For the three months ended June 30,
	2025		2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	2,766	100.0	2,393	100.0
Cost of revenues	(1,291)	(46.7)	(1,163)	(48.6)
Gross Profit	1,475	53.3	1,230	51.4

Net revenues

In the six months ended June 30, 2025 and 2026 net revenues were $5.1 million, $5.2 million, respectively. The increase was primarily due to revenues generated by educational program and services. In the three months ended June 30, 2025 and 2026, net revenues were $2.8 million and $2.4 million, respectively. The decrease was primarily attributable to lower net revenues from HybriU licensing and sales, partially offset by growth in educational programs and services.

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

Gross profit and gross profit margin

Gross profit was $2.8 million, $2.9 million, $1.5 million and $1.2 million in the six months ended June 30, 2025, and 2026 and the three months ended June 30, 2025, and 2026, respectively.

Gross margin was 55.3%, 56.2%, 53.3% and 51.4% in the six months ended June 30, 2025, and 2026 and the three months ended June 30, 2025, and 2026, respectively. The higher gross margin for the six-month period in 2026 was mainly attributable to the higher profit margins in HybriU-related activities.

Operating expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth the components of the operating expenses, both in absolute amounts and as a percentage of revenues, for the periods indicated.

	For the six months ended June 30,
	2025	2025	2026	2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	5,080	100.0	5,192	100.0
Operating expenses:
Selling and marketing	(499)	(9.8)	(619)	(11.9)
General and administrative	(1,642)	(32.3)	(1,446)	(27.9)
Research and development	(203)	(4.0)	(376)	(7.2)
Impairment loss	—	—	(161)	(3.1)
Total operating expenses	(2,344)	(46.1)	(2,602)	(50.1)

	For the three months ended June 30,
	2025	2025	2026	2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	2,766	100.0	2,393	100.0
Operating expenses:
Selling and marketing	(273)	(9.9)	(331)	(13.8)
General and administrative	(771)	(27.9)	(646)	(27.0)
Research and development	(102)	(3.6)	(220)	(9.2)
Impairment loss	—	—	(161)	(6.7)
Total operating expenses	(1,146)	(41.4)	(1,358)	(56.7)

Selling and marketing expenses. Our selling and marketing expenses primarily consisted of expenses relating to advertising, seminars, marketing and promotional trips and other community activities for brand promotion purposes. Our selling and marketing expenses increased by 20.0% to $0.6 million for the six months ended June 30, 2026, from $0.5 million for the same period of 2025. The increases in selling and marketing expenses in the six months ended June 30, 2026 were primarily due to higher spending on digital marketing and advertising campaigns to promote brand awareness.

General and administrative expenses. Our general and administrative expenses primarily consisted of compensation and benefits of administrative staff, amortization of intangibles, costs of third-party professional services, rental and utility payments relating to office and administrative functions, and depreciation and amortization of property and equipment used in our general and administrative activities, as well as bad-debt provision. Our general and administrative expenses decreased by 12.5% to $1.4 million for the six months ended June 30, 2026, from $1.6 million for the same period of 2025, and decreased by 25.0% to $0.6 million for the three months ended June 30, 2026, from $0.8 million for the same period of 2025. The decreases were primarily due to our continued cost control measures and efficient cost management.

Research and development. Our research and development consisted of personnel-related expenses directly associated with our research and development organization, amortization of software technology used in research and development, and allocated overhead. Our research and development expenses increased to $0.4 million for the six months ended June 30, 2026, from $0.2 million for the same period of 2025, and increased to $0.2 million for the three months ended June 30, 2026, from $0.1 million for the same period of 2025. The increase was primarily driven by increased share-based compensation recognized in research and development expenses.

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

Summary of Unaudited Condensed Consolidated Statements of Operations

	For the six months ended June 30,		For the three months ended June 30,
	2025	2026	2025	2026
	$	$	$	$
	(in thousands)
Consolidated Statement of Operations Data:
NET REVENUES:
- Educational programs and services and HybriU licensing and selling	5,080	5,192	2,766	2,393
COST OF REVENUES:
- Educational programs and services and HybriU licensing and selling	(2,269)	(2,276)	(1,291)	(1,163)
GROSS PROFIT	2,811	2,916	1,475	1,230
Operating expenses:
Selling and marketing	(499)	(619)	(273)	(331)
General and administrative	(1,642)	(1,446)	(771)	(646)
Research and development	(203)	(376)	(102)	(220)
Impairment loss	—	(161)	—	(161)
Total operating expenses	(2,344)	(2,602)	(1,146)	(1,358)
OPERATING INCOME (LOSS)	467	314	329	(128)
OTHER INCOME (EXPENSES), NET	1,464	(22)	1,493	(14)
INCOME (LOSS) BEFORE INCOME TAX	1,931	292	1,822	(142)
Income tax expenses	(47)	(14)	(47)	(4)
NET INCOME (LOSS)	1,884	278	1,775	(146)
NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	1,884	278	1,775	(146)

Six and three months ended June 30, 2026, compared with the six and three months ended June 30, 2025

Net revenues. Net revenues increased by $0.1 million to $5.2 million for the six months ended June 30, 2026, from $5.1 million in the same period of 2025. The increases were primarily due to net revenues generated by Educational program and services. Net revenues decreased by $0.4 million to $2.4 million for the three months ended June 30, 2026, from $2.8 million in the same period of 2025. The decreases were primarily due to lower net revenues from HybriU licensing and sales, partially offset by growth in educational programs and services.

Cost of revenues. Cost of revenues amounted to $2.3 million for the six months ended June 30, 2026, remaining relatively flat compared to $2.3 million in the same period of 2025. For the three months ended June 30, 2026, cost of revenues decreased by $0.1 million to $1.2 million, from $1.3 million in the same period of 2025.

Gross profit. Gross profit increased to $2.9 million in the six months ended June 30, 2026, from $2.8 million in the same period of 2025, and decreased to $1.2 million in the three months ended June 30, 2026, from $1.5 million in the same period of 2025.

Gross profit margin. Gross margin increased to 56.2% in the six months ended June 30, 2026, from 55.3% in the same period of 2025, and decreased to 51.4% in the three months ended June 30, 2026, from 53.3% in the same period of 2025.

Operating expenses. Total operating expenses increased by 13.0% to $2.6 million for the six months ended June 30, 2026 from $2.3 million for the same period of 2025, and increased by 27.3% to $1.4 million for the three months ended June 30, 2026 from $1.1 million for the same period of 2025. The analysis of changes is listed below.

●	Selling and marketing expenses. Selling and marketing expenses increased by 20.0% to $0.6 million for the six months ended June 30, 2026, from $0.5 million in the same period of 2025. The increases were mainly driven by increased investment in NewSchool enrollment and the sales of HybriU.

●	General and administrative expenses. General and administrative expenses decreased by 12.5% to $1.4 million for the six months ended June 30, 2026, from $1.6 million in the same period of 2025, and decreased by 25% to $0.6 million for the three months ended June 30, 2026, from $0.8 million in the same period of 2025. The decreases were primarily due to our continued cost control measures and efficient cost management.

●	Research and development expenses. Research and development expenses increased to $0.4 million for the six months ended June 30, 2026, from $0.2 million in the same period of 2025, and increased by to $0.2 million for the three months ended June 30, 2026, from $0.1 million in the same period of 2025. The increase was primarily driven by increased share-based compensation recognized in research and development expenses.

●	Impairment loss. Impairment loss was $161 thousand for the six months ended June 30, 2026, compared to nil for the same period of 2025. For the three months ended June 30, 2026, impairment loss was $161 thousand, compared to nil for the same period of 2025.

Income / (loss). In line with the above-mentioned factors, there was an income of $0.3 million for the six months ended June 30, 2026, compared with the income of $1.9 million in the same period of 2025. Loss for the three months ended June 30, 2026 was $0.1 million, compared with the income of $1.8 million in the same period of 2025.

B. Liquidity and Capital Resources

As of June 30, 2026, our consolidated current assets exceeded consolidated current liabilities by $5.5 million. With certain non-cash payment adjustments excluded, there would have been a positive working capital balance as of June 30, 2026. Our consolidated net assets were $8.6 million as of June 30, 2026.

Our principal sources of liquidity were cash provided by operating activities and bank borrowings. We had net cash provided by $1.0 million and net cash used in operating activities of $0.1 million for the six months ended June 30, 2025 and 2026, respectively. As of June 30, 2026, we had $4.5 million in unrestricted cash and cash equivalents and $2.7 million in restricted cash.

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

Borrowings

Loan agreements for short-term and long-term borrowings consisted of the following:

		As of December 31,	As of June 30,
		2025	2026
	Maturities	$	$
		(In thousands)
Long-term bank borrowing from Cathay Bank	October 2027	1,500	1,500
Long-term bank borrowing from Cathay Bank	December 2027	1,200	1,200
Short-term bank borrowing from EverTrust Bank	Based on the actual repayment	500	500

The weighted average interest rate of the borrowings outstanding was 6.28% and 6.29% per annum as of December 31, 2025 and June 30, 2026, respectively. The fair values of the borrowings approximate their carrying amounts. The weighted average borrowings for the six months ended June 30, 2025, and 2026 were $3.0 million and $3.4 million, respectively.

There was no capitalization as additions to construction in progress as of June 30, 2026.

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

C. Research and Development, Patents and Licenses

As of June 30, 2026, we employed eight full-time and part-time software and educational professionals. We spent $0.2 million and $0.4 million on research and development expenses for the six months ended June 30, 2025 and 2026, respectively.

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

There were no new off-balance sheet arrangements as of June 30, 2026.

F. Contractual Long-Term Obligations

The following table presents a summary of the contractual long-term obligations and payments by period as of June 30, 2026.

	Payments Due by Period
		2026
	Total	(remaining)	2027-2028	2029-2030	Thereafter
	$	$	$	$	$
	(in millions)
Operating lease obligations	6.4	0.8	2.9	2.7	—

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On June 21, 2024, Dr. Gisela Loehlein, Newschool of Architecture and Design, LLC’s former President and Chief Academic Officer, filed a civil lawsuit in San Diego County Superior Court against Newschool of Architecture and Design, LLC, Ambow Education Holding Ltd., and certain individuals, alleging breach of contract, various misleading statement claims, violations of California Labor Code sections (including failure to timely pay wages and unreimbursed expenses), negligent misrepresentation, and wrongful termination. The plaintiff seeks compensatory and general damages, including emotional distress, double damages pursuant to California Labor Code, interest on unpaid wages, and attorneys’ fees and costs. We, as defendants, have answered and are contesting the claims. The trial is currently scheduled to commence on February 19, 2027. At this stage, the outcome of the litigation and any potential financial impact cannot be reasonably estimated.

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

Expect as disclosed above, as of June 30, 2026, there are no claims, lawsuits, investigations and proceedings, including un-asserted claims that are probable to be assessed, that have in the recent past had, or to our knowledge, are reasonably possible to have, material changes on our financial position, results of operations, or cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2026	AMBOW EDUCATION HOLDING LTD.

/s/ Jin Huang
	Name:	Jin Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Jin Huang
	Name:	Jin Huang
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)