Form 10-Q
period 2026-09-30
Ambow Education Holding Ltd.
filed 2026-11-10
CIK 1494558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

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

As of November 10, 2026, there were a total of 52,498,019 Class A Ordinary Shares, par value $0.003 per share, and 4,708,415 Class C Ordinary Shares, par value $0.003 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE

PART I. FINANC IAL INFORMATION	1

Item 1. Interim Financial Statements	1

Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2026 (Unaudited)	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2026 (Unaudited)	2

Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2025 and 2026 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2026 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	29

Signatures	30

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except for share and per share data)

		As of December 31,	As of September 30,
	Note	2025	2026
		(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	4	$831	$2,404
Restricted cash	4	7,260	2,700
Short-term investments	5	—	1,000
Accounts receivable, net	6	2,288	929
Inventory		80	380
Prepaid and other current assets, net	7	410	456
Total current assets		10,869	7,869
Non-current assets:
Property and equipment, net	8	1,984	1,747
Intangible assets, net	9	1,662	3,302
Other non-current assets, net	10	969	834
Operating lease right-of-use asset	17	5,312	4,528
Total non-current assets		9,927	10,411

Total assets		$20,796	$18,280
LIABILITIES
Current liabilities:
Short-term borrowings	11	$500	$500
Accounts payable		1,609	902
Accrued and other liabilities	12	1,542	1,060
Income taxes payable, current		1	1
Operating lease liability, current	17	1,285	1,506
Total current liabilities		4,937	3,969
Non-current liabilities:
Long-term borrowings	11	2,700	2,700
Other non-current liabilities		167	—
Operating lease liability, non-current	17	4,742	3,761
Total non-current liabilities		7,609	6,461

Total liabilities		$12,546	$10,430

Commitments and contingencies	19	—	—

EQUITY
Class A Ordinary shares
($0.003 par value; 66,666,667 and 66,666,667 shares authorized; 52,419,109 and 52,419,109 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively)		146	146
Class C Ordinary shares
($0.003 par value; 8,333,333 and 8,333,333 shares authorized; 4,708,415 and 4,708,415 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively)		13	13
Additional paid-in capital		517,185	517,280
Accumulated deficit		(508,966)	(509,461)
Accumulated other comprehensive loss		(128)	(128)
Total equity		8,250	7,850
Total liabilities and equity		$20,796	$18,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands, except for share and per share data)

(Unaudited)

		For the nine months ended September 30,		For the three months ended September 30,
	Note	2025	2026	2025	2026
NET REVENUES
- Educational program and services		$4,976	$5,332	$1,074	$1,258
- HybriU licensing and sales		1,506	1,521	328	403
Total net revenues		6,482	6,853	1,402	1,661
COST OF REVENUES
- Educational program and services		(2,950)	(3,428)	(901)	(1,152)
- HybriU licensing and sales		(220)	—	—	—
Total cost of revenues		(3,170)	(3,428)	(901)	(1,152)

GROSS PROFIT		3,312	3,425	501	509
OPERATING EXPENSES
Selling and marketing		(778)	(1,018)	(279)	(399)
General and administrative		(2,348)	(2,112)	(706)	(666)
Research and development		(348)	(597)	(145)	(221)
Impairment loss		—	(161)	—	—
Total operating expenses		(3,474)	(3,888)	(1,130)	(1,286)

OPERATING LOSS		(162)	(463)	(629)	(777)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	11	35	2	76	(9)
Other (expenses) income, net		(45)	(6)	(58)	27
Gain on lease settlement		1,492	—	—	—
Total other income (expenses), net		1,482	(4)	18	18

INCOME (LOSS) BEFORE INCOME TAX AND NON-CONTROLLING INTERESTS		1,320	(467)	(611)	(759)
Income tax expenses	15	(49)	(28)	(2)	(14)

NET INCOME (LOSS)		$1,271	$(495)	$(613)	$(773)

NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS		$1,271	$(495)	$(613)	$(773)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income		—	—	—	—

TOTAL COMPREHENSIVE INCOME (LOSS)		1,271	(495)	(613)	(773)

Basic income (loss) per share	16	$0.0222	$(0.0087)	$(0.0107)	$(0.0135)
Diluted income (loss) per share	16	$0.0222	$(0.0087)	$(0.0107)	$(0.0135)
Basic income (loss) per ADS	16	$0.4440	$(0.1740)	$(0.2140)	$(0.2700)
Diluted income (loss) per ADS	16	$0.4440	$(0.1740)	$(0.2140)	$(0.2700)
Weighted average shares used in calculating basic net income (loss) per share		57,127,524	57,127,524	57,127,524	57,127,524
Weighted average shares used in calculating diluted net income (loss) per share		57,377,554	57,127,524	57,127,524	57,127,524
Share-based compensation expense included in:
- Selling and marketing	14	—	8	—	3
- General and administrative	14	—	37	—	12
- Research and development	14	—	50	—	17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except for share and per share data)

(Unaudited)

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity
Balance as of January 1, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,325)	$(128)	$6,737
Net Income		—	—	—	—	—	—	109	—	109
Balance as of March 31, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(510,216)	$(128)	$6,846
Net Income		—	—	—	—	—	—	1,775	—	1,775
Balance as of June 30, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(508,441)	$(128)	$8,621
Net Loss		—	—	—	—	—	—	(613)	—	(613)
Balance as of September 30, 2025		52,419,109	$146	4,708,415	$13	$517,031	—	$(509,054)	$(128)	$8,008

		Attributable to Ambow Education Holding Ltd.’s Equity
		Class A Ordinary shares		Class C Ordinary shares		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive	Total
	Note	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Equity
Balance as of January 1, 2026		52,419,109	$146	4,708,415	$13	$517,185	—	$(508,966)	$(128)	$8,250
Share-based compensation	14	—	—	—	—	32	—	—	—	32
Net Income		—	—	—	—	—	—	424	—	424
Balance as of March 31, 2026		52,419,109	$146	4,708,415	$13	$517,217	—	$(508,542)	$(128)	$8,706
Share-based compensation	14	—	—	—	—	31	—	—	—	31
Net Loss		—	—	—	—	—	—	(146)	—	(146)
Balance as of June 30, 2026		52,419,109	$146	4,708,415	$13	$517,248	—	$(508,688)	$(128)	$8,591
Share-based compensation	14	—	—	—	—	32	—	—	—	32
Net Loss		—	—	—	—	—	—	(773)	—	(773)
Balance as of September 30, 2026		52,419,109	$146	4,708,415	$13	$517,280	—	$(509,461)	$(128)	$7,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBOW EDUCATION HOLDING LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands, except for share and per share data)

(Unaudited)

	For the nine months ended September 30,
	2025	2026
	$	$
Cash flows from operating activities
Net cash used in operating activities	(1,382)	(687)
Cash flows from investing activities
Net cash used in investing activities	(273)	(2,300)
Cash flows from financing activities
Net cash provided by financing activities	998	—

Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net change in cash, cash equivalents and restricted cash	(657)	(2,987)

Cash, cash equivalents and restricted cash at beginning of periods	8,441	8,091

Cash, cash equivalents and restricted cash at end of periods	7,784	5,104

Supplemental disclosure of cash flow information
Income tax paid	2	6
Interest paid	122	135
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	5,977	—

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

2. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, the Company’s consolidated current assets exceeded its consolidated current liabilities by $3,900, reflecting a positive working capital balance. The Company’s consolidated net assets were $7,850 as of September 30, 2026. The Company assesses that it could meet its obligations for the next 12 months from the issuance date of the condensed consolidated financial statements.

The Company’s principal sources of liquidity were cash and cash equivalents, short-term investments and bank borrowings. The Company reported net cash used in operating activities of $1,382 and $687 for the nine months ended September 30, 2025 and 2026, respectively. As of September 30, 2026, the Company had $2,404 in unrestricted cash and cash equivalents.

The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to achieve a net income position in the foreseeable future. If management is not able to increase revenues and/or manage costs and operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

The Company believes that available cash and cash equivalents and short-term investments should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued, and the Company has prepared the condensed consolidated financial statements on a going concern basis. However, the Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, initiating additional public offerings, obtaining credit facilities, streamlining business units, controlling rental, overhead and other operating expenses and seeking to further dispose of non-cash generating units. Management cannot provide any assurance that the Company will raise additional capital if needed.

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

b. Short-term investments

Short-term investments consist of held-to-maturity investments.

The Company’s held-to-maturity investments consist of financial products purchased from banks. The Company’s short-term held-to-maturity investments are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs.

The Company reviews its investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, expected future performance of the investees, the duration and the extent to which the fair value of the investment is less than the cost, and the Group’s intent and ability to hold the investment. OTTI is recognized as a loss in the income statement.

c. Property and equipment

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

d. Intangible assets

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

e. Impairment of long-lived assets

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

f. Revenue recognition

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

	For the nine months ended September 30,
	2025	2026
NET REVENUES
Over time	$4,976	$5,332
Point in time	1,506	1,521
Total	$6,482	$6,853

The following table presents revenues by geographic area based on the sales location of our service and products:

	For the nine months ended September 30,
	2025	2026
NET REVENUES
United States	$5,506	$5,332
International	976	1,521
Total	$6,482	$6,853

Contract Balances

The transferred control of promised service to customers results in the Company’s unconditional rights and conditional consideration receivable on passage of time. The Company has no contract assets as of December 31, 2025 and September 30, 2026.

The contract liabilities consist of deferred revenue, which relates to unsatisfied performance obligations at the end of each reporting period and consists of tuition received in advance from students. As of December 31, 2025 and September 30, 2026, the Company’s deferred revenue amounted to $262 and nil, respectively. For the nine months ended September 30, 2025 and 2026, the Company has recognized $345 and $262 in educational programs and services revenue from the deferred revenue balance as of December 31, 2024 and 2025, respectively.

g. Segment reporting

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

As a result of the assessment made by the CODM, the Company’s chief operating decision maker reviews financial information of operating segments based on U.S. GAAP amounts of gross profit when making decisions about allocating resources and assessing performance of the Company. For the nine months ended September 30, 2025 and 2026, the Company presents financial information disaggregated by business components for internal management purposes, including (i) Educational programs and services and (ii) HybriU licensing and sales. The Company considers the “management approach” concept as the basis for identifying reportable segments.

Reconciling items between segment gross profit and consolidated income (loss) before income taxes mainly consist of operating expenses, and other (expense)income, which are managed and evaluated by the CODM at the consolidated level rather than allocated to individual operating segments. The CODM does not review assets in evaluating segment results and therefore such information is not presented. The management approach considers the internal organization and reporting used by the Company for operating decisions as the source for determining the Company’s reportable segments.

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

i. Leases

The Company accounts for its lease under ASC 842 Leases, and identifies lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. For all operating leases except for short-term leases, the Company recognizes operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less are short-term leases and are not recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term. The operating lease liabilities are recognized based on the present value of the lease payments not yet paid, discounted using the Company’s incremental borrowing rate over a similar term of the lease payments at lease commencement. Some of the Company’s lease agreements contain renewal options; however, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The right-of-use assets consist of the amount of the measurement of the lease liabilities and any prepaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

j. Net income (loss) per share

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

k. Share-based compensation

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

l. Income taxes

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

ASC 740-10-50-19 requires that an entity disclose its policy on classification of interest and penalties due to taxing authorities in the notes to the financial statements. In addition, ASC 740-10-50-15(c) requires that all entities disclose in the statement of operations and in the statement of financial position the total amounts of the interest and penalties related to tax positions recognized. As of December 31, 2025 and September 30, 2026 the Company did not have any interest or penalty on tax deficiencies.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires specific disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted the ASU.

Deferred tax liabilities and assets are classified as noncurrent and presented with a netted off amount in the condensed consolidated balance sheets as of December 31, 2025 and September 30, 2026, respectively.

m. Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disaggregation of income statement expenses and clarifies effective dates for public and nonpublic entities. The ASU is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Group is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

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

	As of
	December 31, 2025	September 30, 2026
Cash and cash equivalents	$831	$2,404
Restricted cash (Note i)	7,260	2,700
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$8,091	$5,104

(Note i) Restricted cash required by U.S. Department of Education and the deposits necessary to secure lines of credit from financial institutions.

5. SHORT-TERM INVESTMENTS

Short-term investments consist of held-to-maturity investments.

Held-to-maturity investments consist of a certificate of deposit with Cathay Bank, which is classified as held to maturity because the Company has positive intent and ability to hold the investment to maturity. The certificate of deposit was purchased at par for $1.0 million, bears a fixed annual interest rate of 3.78%, compounds monthly with interest paid in kind by addition to principal, and matures on August 21, 2027.

The certificate of deposit is classified as a short-term investment on the condensed consolidated balance sheets because its original contractual maturity is within one year from the date of issuance. The deposit is not publicly traded. Based on its short contractual term, fixed rate, and the creditworthiness of the issuing bank, the Company estimates that the fair value of the certificate of deposit approximates its amortized cost of $1.0 million as of September 30, 2026. No other-than-temporary impairment loss was recognized for the three and nine months ended September 30, 2026.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of
	December 31, 2025	September 30, 2026
Accounts receivable	$2,895	$1,596
Less: Allowance for credit losses	(607)	(667)
Accounts receivable, net	$2,288	$929

Allowance for credit losses:

For the nine months ended September 30, 2026

Balance at beginning of year	$(607)
Addition	(80)
Reversed	20
Balance at end of period	$(667)

As of September 30, 2026, the Company’s allowance for credit losses on accounts receivable amounted to $667, all of which was attributable to the educational program.

7. PREPAID AND OTHER CURRENT ASSETS, NET

Prepaid and other current assets, net consisted of the following:

	As of
	December 31, 2025	September 30, 2026
Prepayments to suppliers	$132	$178
Receivables from third-party (Note i)	586	586
Total before allowance for credit losses	718	764
Less: allowance for credit losses (Note i)	(308)	(308)
Total	$410	$456

(Note i) Receivables from third-party, net, were $278 as of September 30, 2026. These amounts relate to Bay State College and are expected to be collected by the end of the year 2026.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of,
	December 31, 2025	September 30, 2026
Motor vehicles	$2	$2
Office and computer equipment	535	1,838
Construction in progress	1,464	—
Leasehold improvements	235	235
Sub-total	2,236	2,075
Less: accumulated depreciation	(252)	(328)
Total	$1,984	$1,747

For the nine months ended September 30, 2025 and 2026, depreciation expenses were $14 and $76, respectively, which were recorded in general and administrative expenses, research and development expenses and cost of revenue.

The Construction in progress mainly represented AI classroom project at the NSAD campus. During the nine months ended September 30, 2026, the Company transferred approximately $1,303 of construction in progress to property and equipment, which included approximately $732 in January 2026 and $571 in June 2026 upon the completion of project phases.

The Company performed impairment assessment on the property and equipment. For the nine months ended September 30, 2025 and 2026, nil and $161 of impairment losses were recorded, respectively. The impairment loss in 2026 was recognized with respect to construction in progress as a result of water damage caused by a leak from an upper floor. Together with the transfer of $1,303 to property and equipment, this impairment loss fully accounts for the reduction of the construction in progress balance from $1,464 as of December 31, 2025, to a nil ending balance.

9. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of,
	December 31, 2025	September 30, 2026
Gross carrying amount
Trade names	$460	$460
Software	1,476	3,276
Accreditation	100	100
	2,036	3,836
Less: accumulated amortization
Trade names	—	—
Software	(316)	(468)
Accreditation	(58)	(66)
	(374)	(534)
Intangible assets, net
Trade names	460	460
Software	1,160	2,808
Accreditation	42	34
	$1,662	$3,302

There was no impairment loss accrued for the nine months ended September 30, 2025 and 2026, respectively.

Amortization expenses for intangible assets amounted to $17 and $160 for the nine months ended September 30, 2025 and 2026, respectively, which were recorded in cost of revenue and research and development expenses. Based on the current amount of intangible assets subject to amortization, the estimated amortization expenses for the remainder of 2026 and each subsequent annual periods are as follows:

Amount

For the remainder of the year ending December 31, 2026	$75
For the year ending December 31,
2027	300
2028	300
2029	300
2030	292
Thereafter	1,575
Total	$2,842

10. OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following:

	As of
	December 31, 2025	September 30, 2026
Long-term lease deposits	$339	$339
Educational content (Note i)	630	495
Total	$969	$834

(Note i) The Company performed impairment assessment on the educational content and no impairment loss was recorded.

11. SHORT-TERM AND LONG-TERM BORROWINGS

The following table sets forth the loan agreement of short-term borrowing from bank:

Date	Borrower	Lender	Amount ($)	Annual Interest Rate	Repayment Due Date
June 12, 2025 (Note i)	NewSchool of Architecture & Design	EverTrust Bank	500	6.75%	Based on the actual repayment

(Note i) In April 2025, the Company entered into a loan agreement with EverTrust Bank for a revolving line of credits of $2,500, of which $500 was drawn on June 12, 2025. The loan bears variable interest at the prime rate minus 0.75% with monthly interest payments commencing May 1, 2025. The outstanding balance under the loan agreement is secured by substantially all assets of NewSchool and is guaranteed by the Company. As of September 30, 2026, the outstanding balance under the loan agreement was $500.

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

12. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	December 31, 2025	September 30, 2026
Accrued payroll and welfare	$713	$704
Deferred revenue (Note i)	262	—
Lease Settlement (Note ii)	498	290
Others	69	66
Total	$1,542	$1,060

(Note i) The balance represented the tuition payment collected in advance.

(Note ii) The payment due to the former landlord within the next 12 months. In June 2025, the Group entered into a settlement agreement with the landlord.

13. CONCENTRATIONS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other receivables and other non-current assets. The Company places its cash and cash equivalents with financial institutions with high-credit ratings in the U.S. The Company conducts credit evaluations of its customers and suppliers and generally does not require collateral or other security from them. The Company evaluates its collection experience and long outstanding balances to determine the need for an allowance for doubtful accounts.

The companies who accounted for 10% or more of the Company’s condensed consolidated accounts receivable and accounts payable as of December 31, 2025, and September 30, 2026, and of revenues and purchases for the nine months ended September 30, 2025 and 2026 were as follows.

	As of December 31,		As of September 30,
	2025		2026
Debtors	$	%	$ %
Accounts receivable
Company A	775	27%	* *
Accounts Payable
Company E	1,000	62%	500	55%

	For the nine months ended September 30,
	2025		2026
Debtors	$	%	$	%
Revenues
Company A	324	14%	1,521	22%
Purchase
Company E	*	*	1,800	32%

*	Represents less than 10%

14. SHARE-BASED COMPENSATION

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Grant-date Fair Value	Aggregated intrinsic value
		$	Years	$	$
Outstanding on December 31, 2025	3,320,000	0.1318	9.18	0.1069	24,960
Outstanding on September 30, 2026	3,320,000	0.1318	8.43	0.1069	—
Vested and expected to vest at September 30, 2026	3,320,000	0.1318	8.43	0.1069	—
Exercisable at September 30, 2026	1,236,667	0.1318	8.43	0.1069	—

For the nine months ended September 30, 2025 and 2026, the Company recognized approximately nil and $95 of stock-based compensation expense related to these stock option grants, and the unrecognized share-based compensation expenses was $201 and $106 as of December 31, 2025 and September 30, 2026, respectively.

15. TAXATION

a. Income taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company and its subsidiaries incorporated in the Cayman Islands are not subject to tax on income or capital gains. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.

US

Significant components of the income taxes expense for the nine months ended September 30, 2025 and 2026 are as follows:

	Nine months ended September 30
	2025	2026

Current:
Federal	$—	18
State and local	49	10
Foreign	—	—
Total current portion of income tax expense	49	28
Deferred:
Federal	$—	—
State and local	—	—
Foreign	—	—
Total deferred portion of income tax expense	—	—

Total income tax expense	$49	$28

The following is a reconciliation of the differences between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2025 and 2026:

	Nine months ended September 30,
	2025	2026

Statutory federal income tax rate	21.0%	21.0%
States taxes, net of federal benefit	—%	(0.4)%
Foreign income taxed at different rates	5.7%	(14.0)%
Nondeductible permanent items	—%	(1.2)%
Return-to-provision adjustment	0.1%	(6.0)%
Changes in valuation allowance	(25.4)%	(8.0)%
Tax Credits	(1.3)%	2.5%
Effect of tax amendment	—%	—%
Tax Provision	0.1%	(6.1)%

16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Nine months ended September 30,
	2025	2026
Numerator:
Numerator for basic and diluted income (loss) per share	$1,271	$(495)
Denominator:
Denominator for basic income (loss) per share weighted average ordinary shares outstanding	57,127,524	57,127,524
Denominator for diluted income (loss) per share weighted average ordinary shares outstanding	57,377,554	57,127,524

Basic income (loss) per share	0.0222	(0.0087)
Diluted income (loss) per share	0.0222	(0.0087)
Basic income (loss) per ADS (Note i)	0.4440	(0.1740)
Diluted income (loss) per ADS (Note i)	0.4440	(0.1740)

(Note i) Basic income (loss) per ADS is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted income (loss) per ADS is computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period. Certain outstanding stock options were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2025 and 2026, approximately 200,000 and 3,320,000 shares, respectively, underlying such options were excluded.

17. LEASES

The Company has operating leases for classrooms and corporate offices.

The components of lease expense were as follows:

	Nine months ended September 30,
	2025	2026
Operating lease expense	$736	$1,078

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$292	$1,053

Supplemental balance sheet information related to leases was as follows:

	Nine months ended September 30,
	2025	2026
Weighted-average Remaining Lease Term
Operating leases	4.98 Years	4.08 Years
Weighted-average Discount Rate
Operating leases	6.85%	6.85%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The weighted-average discount rate was calculated using the discount rate for the lease that was used to calculate the lease liability balance for each lease and the remaining balance of the lease payments for each lease as of September 30, 2026.

The Company performed an impairment test on the operating lease right-of-use assets and recognized an impairment loss of nil for the nine months ended September 30, 2025 and 2026.

The weighted-average remaining lease terms were calculated using the remaining lease term and the lease liability balance for each lease as of September 30, 2026.

As of September 30, 2026, maturities of lease liabilities were as follows:

Amount
For the remainder of the year ending December 31, 2026	$385
For the year ending December 31,
2027	1,574
2028	1,393
2029	1,329
2030	1,375
Thereafter	—
Total lease payments	6,056
Less: interest	(789)
Total	5,267
Less: current portion	$(1,506)
Non-current portion	3,761

As of September 30, 2026, the Group had no material operating or finance leases that had not yet commenced.

18. SEGMENT REPORTING AND INFORMATION ABOUT GEOGRAPHIC AREAS

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

	Nine months ended September 30,
	2025	2026
NET REVENUES
- Educational programs and services	$4,976	$5,332
- HybriU licensing and sales	1,506	1,521
Total net revenues	6,482	6,853
COST OF REVENUES
- Educational programs and services	(2,950)	(3,428)
- HybriU licensing and sales	(220)	—
Total cost of revenues	(3,170)	(3,428)

GROSS PROFIT
- Educational programs and services	2,026	1,904
- HybriU licensing and sales	1,286	1,521
Total gross profit	$3,312	$3,425

19. CONTINGENCIES

On June 21, 2024, a former executive of NewSchool of Architecture and Design, LLC filed a civil lawsuit against the Company and certain individuals alleging breach of contract, labor code violations, fraud-related claims, and wrongful termination. The plaintiff seeks damages, penalties, attorneys’ fees, and other relief. The Company is contesting the claims. Trial is currently scheduled to commence on February 19, 2027. As of the date of this report, the outcome and potential financial impact cannot be reasonably estimated.

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

For the nine months ended September 30, 2026, net revenues increased by $0.4 million to $6.9 million from $6.5 million in the same period of 2025. The increase was primarily due to net revenues generated by educational program and services. For the three months ended September 30, 2026, net revenues increased by $0.3 million to $1.7 million from $1.4 million in the same period of 2025. The increase was also primarily due to net revenues generated by educational program and services.

Net loss for the nine months ended September 30, 2026, was $0.5 million, compared to net income of $1.3 million in the same period of 2025. Net loss for the three months ended September 30, 2026, was $0.8 million, compared to $0.6 million in the same period of 2025.

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

There were no acquisitions or disposals during the nine-month period ended September 30, 2026.

Key financial performance indicators

Key financial performance indicators consist of net revenues, cost of revenues, gross profit and operating expenses, which are discussed in greater detail below. The following tables set forth the consolidated net revenues, cost of revenues and gross profit, both in absolute amounts and as a percentage of net revenues, for the periods indicated.

	For the nine months ended September 30,
	2025		2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	6,482	100.0	6,853	100.0
Cost of revenues	(3,170)	(48.9)	(3,428)	(50.0)
Gross Profit	3,312	51.1	3,425	50.0

	For the three months ended September 30,
	2025		2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	1,402	100.0	1,661	100.0
Cost of revenues	(901)	(64.3)	(1,152)	(69.4)
Gross Profit	501	35.7	509	30.6

Net revenues

In the nine months ended September 30, 2025 and 2026, net revenues were $6.5 million and $6.9 million, respectively. In the three months ended September 30, 2025 and 2026, net revenues were $1.4 million and $1.7 million, respectively. The increase was primarily due to revenues generated by educational program and services.

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

Gross profit and gross profit margin

Gross profit was $3.3 million, $3.4 million, $0.5 million and $0.5 million in the nine months ended September 30, 2025, and 2026 and the three months ended September 30, 2025, and 2026, respectively.

Gross margin was 51.1%, 50.0%, 35.7% and 30.6% in the nine months ended September 30, 2025, and 2026 and the three months ended September 30, 2025, and 2026, respectively. The decrease in gross margin was primarily attributable to an increase in academic costs associated with the delivery of educational programs, which exceeded the growth in revenue during the period.

Operating expenses

Operating expenses consist of selling and marketing expenses, general and administrative expenses and research and development expenses. The following tables set forth the components of the operating expenses, both in absolute amounts and as a percentage of revenues, for the periods indicated.

	For the nine months ended September 30,
	2025	2025	2026	2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	6,482	100.0	6,853	100.0
Operating expenses:
Selling and marketing	(778)	(12.0)	(1,018)	(14.9)
General and administrative	(2,348)	(36.2)	(2,112)	(30.8)
Research and development	(348)	(5.4)	(597)	(8.7)
Impairment loss	—	—	(161)	(2.3)
Total operating expenses	(3,474)	(53.6)	(3,888)	(56.7)

	For the three months ended September 30,
	2025	2025	2026	2026
	$	%	$	%
	(in thousands, except percentages)
Net revenues	1,402	100.0	1,661	100.0
Operating expenses:
Selling and marketing	(279)	(19.9)	(399)	(24.0)
General and administrative	(706)	(50.4)	(666)	(40.1)
Research and development	(145)	(10.3)	(221)	(13.3)
Total operating expenses	(1,130)	(80.6)	(1,286)	(77.4)

Selling and marketing expenses. Our selling and marketing expenses primarily consisted of expenses relating to advertising, seminars, marketing and promotional trips and other community activities for brand promotion purposes. Our selling and marketing expenses increased by 25.0% to $1.0 million for the nine months ended September 30, 2026, from $0.8 million for the same period of 2025, and increased by 33.3% to $0.4 million for the three months ended September 30, 2026, from $0.3 million for the same period of 2025. The increases in selling and marketing expenses were primarily due to increased investment in NewSchool enrollment and the sales of HybriU, including higher spending on digital marketing and advertising campaigns to promote brand awareness.

General and administrative expenses. Our general and administrative expenses primarily consisted of compensation and benefits of administrative staff, amortization of intangibles, costs of third-party professional services, rental and utility payments relating to office and administrative functions, and depreciation and amortization of property and equipment used in our general and administrative activities, as well as bad-debt provision. Our general and administrative expenses decreased by 8.7% to $2.1 million for the nine months ended September 30, 2026, from $2.3 million for the same period of 2025, and remained relatively flat at $0.7 million in each of the three months ended September 30, 2026 and 2025. The decreases was primarily due to our continued cost control measures and efficient cost management.

Research and development. Our research and development consisted of personnel-related expenses directly associated with our research and development organization, amortization of software technology used in research and development, and allocated overhead. Our research and development expenses increased to $0.6 million for the nine months ended September 30, 2026, from $0.3 million for the same period of 2025, and increased to $0.2 million for the three months ended September 30, 2026, from $0.1 million for the same period of 2025. The increase was primarily driven by increased investment in HybriU and share-based compensation recognized in research and development expenses.

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

Summary of Unaudited Condensed Consolidated Statements of Operations

	For the nine months ended September 30,		For the three months ended September 30,
	2025	2026	2025	2026
	$	$	$	$
	(in thousands)
Consolidated Statement of Operations Data:
NET REVENUES:
- Educational programs and services and HybriU licensing and sales	6,482	6,853	1,402	1,661
COST OF REVENUES:
- Educational programs and services and HybriU licensing and sales	(3,170)	(3,428)	(901)	(1,152)
GROSS PROFIT	3,312	3,425	501	509
Operating expenses:
Selling and marketing	(778)	(1,018)	(279)	(399)
General and administrative	(2,348)	(2,112)	(706)	(666)
Research and development	(348)	(597)	(145)	(221)
Impairment loss	—	(161)	—	—
Total operating expenses	(3,474)	(3,888)	(1,130)	(1,286)
OPERATING LOSS	(162)	(463)	(629)	(777)
OTHER INCOME (EXPENSES), NET	1,482	(4)	18	18
INCOME (LOSS) BEFORE INCOME TAX	1,320	(467)	(611)	(759)
Income tax expenses	(49)	(28)	(2)	(14)
NET INCOME (LOSS)	1,271	(495)	(613)	(773)
NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	1,271	(495)	(613)	(773)

Nine and three months ended September 30, 2026, compared with the Nine and three months ended September 30, 2025

Net revenues. Net revenues increased by $0.4 million to $6.9 million for the nine months ended September 30, 2026, from $6.5 million in the same period of 2025. Net revenues increased by $0.3 million to $1.7 million for the three months ended September 30, 2026, from $1.4 million in the same period of 2025. The increases were primarily due to net revenues generated by Educational program and services.

Cost of revenues. Cost of revenues increased by $0.2 million to $3.4 million for the nine months ended September 30, 2026, from $3.2 million in the same period of 2025. For the three months ended September 30, 2026, cost of revenues increased by $0.3 million to $1.2 million, from $0.9 million in the same period of 2025.

Gross profit. Gross profit increased to $3.4 million in the nine months ended September 30, 2026, from $3.3 million in the same period of 2025, and remained relatively flat at $0.5 million in each of the three months ended September 30, 2026 and 2025.

Gross profit margin. Gross margin decreased to 50.0% in the nine months ended September 30, 2026, from 51.1% in the same period of 2025, and decreased to 30.6% in the three months ended September 30, 2026, from 35.7% in the same period of 2025.

Operating expenses. Total operating expenses increased by 11.4% to $3.9 million for the nine months ended September 30, 2026 from $3.5 million for the same period of 2025, and increased by 18.2% to $1.3 million for the three months ended September 30, 2026 from $1.1 million for the same period of 2025. The analysis of changes is listed below.

●	Selling and marketing expenses. Selling and marketing expenses increased by 25.0% to $1.0 million for the nine months ended September 30, 2026, from $0.8 million in the same period of 2025, and increased by 33.3% to $0.4 million for the three months ended September 30, 2026, from $0.3 million for the same period of 2025. The increases were mainly driven by increased investment in NewSchool enrollment and the sales of HybriU.

●	General and administrative expenses. General and administrative expenses decreased by 8.7% to $2.1 million for the nine months ended September 30, 2026, from $2.3 million in the same period of 2025, and remained relatively flat at $0.7 million in each of the three months ended September 30, 2026 and 2025. The decrease was primarily due to our continued cost control measures and efficient cost management.

●	Research and development expenses. Research and development expenses increased to $0.6 million for the nine months ended September 30, 2026, from $0.3 million in the same period of 2025, and increased to $0.2 million for the three months ended September 30, 2026, from $0.1 million in the same period of 2025. The increase was primarily driven by increased investment in HybriU and share-based compensation recognized in research and development expenses.

●	Impairment loss. Impairment loss was $161 thousand for the nine months ended September 30, 2026, compared to nil for the same period of 2025.

Income / (loss). In line with the above-mentioned factors, there was a loss of $0.5 million for the nine months ended September 30, 2026, compared with the income of $1.3 million in the same period of 2025. Loss for the three months ended September 30, 2026 was $0.8 million, compared with $0.6 million in the same period of 2025.

B. Liquidity and Capital Resources

As of September 30, 2026, our consolidated current assets exceeded consolidated current liabilities by $3.9 million. With certain non-cash payment adjustments excluded, there would have been a positive working capital balance as of September 30, 2026. Our consolidated net assets were $7.9 million as of September 30, 2026.

Our principal sources of liquidity were cash and cash equivalents, short-term investments and bank borrowings. We had net cash used in operating activities of $1.4 million and $0.7 million for the nine months ended September 30, 2025 and 2026, respectively. As of September 30, 2026, we had $2.4 million in unrestricted cash and cash equivalents, $2.7 million in restricted cash and $1.0 million of short-term investments in the form of time deposits with maturities within 12 months.

Our operating results for future periods are subject to numerous uncertainties, and it is uncertain if we will be able to achieve a net income position for the foreseeable future. If management is not able to increase revenue and/or manage costs and operating expenses in line with revenue forecasts, we may not be able to achieve profitability.

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

Borrowings

Loan agreements for short-term and long-term borrowings consisted of the following:

		As of December 31,	As of September 30,
		2025	2026
	Maturities	$	$
		(In thousands)
Long-term bank borrowing from Cathay Bank	October 2027	1,500	1,500
Long-term bank borrowing from Cathay Bank	December 2027	1,200	1,200
Short-term bank borrowing from EverTrust Bank	Based on the actual repayment	500	500

The weighted average interest rate of the borrowings outstanding was 6.28% and 6.29% per annum as of December 31, 2025 and September 30, 2026, respectively. The fair values of the borrowings approximate their carrying amounts. The weighted average borrowings for the nine months ended September 30, 2025, and 2026 were $3.3 million and $3.4 million, respectively.

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

C. Research and Development, Patents and Licenses

As of September 30, 2026, we employed eight full-time and part-time software and educational professionals. We spent $0.3 million and $0.6 million on research and development expenses for the nine months ended September 30, 2025 and 2026, respectively.

D. Trend Information

For a discussion of significant recent trends in our financial condition and results of operations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

There were no new off-balance sheet arrangements as of September 30, 2026.

F. Contractual Long-Term Obligations

The following table presents a summary of the contractual long-term obligations and payments by period as of September 30, 2026.

	Payments Due by Period
		2026
	Total	(remaining)	2027-2028	2029-2030	Thereafter
	$	$	$	$	$
	(in millions)
Operating lease obligations	6.1	0.4	3.0	2.7	—

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on this evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2024, NewSchool of Architecture & Design, LLC (“NewSchool”), a subsidiary of the Company, became involved in litigation with its campus landlord, Art Block Investors, LLC and related entities (the “Landlord”), regarding a lease dispute. On July 15, 2024, the Landlord filed an unlawful detainer action in San Diego Superior Court seeking possession of the premises and recovery of approximately $2.26 million in past due rent and common area maintenance fees. Following trial, the court issued a proposed decision in favor of the Landlord, awarding possession and damages, with attorneys’ fees and costs to be determined. NewSchool objected, but judgment was expected within 30 days, followed by a motion for fees. Separately, on September 6, 2024, the Landlord filed a breach of contract and guaranty lawsuit against NewSchool and Ambow Education Holding Ltd., seeking approximately $4.47 million, subject to offset by amounts recovered in the first action. In June 2025, the Company entered into a settlement with the Landlord resolving these matters, requiring payments to the Landlord totaling $2.0 million, with $1.0 million due within three days of signing and the remaining $1.0 million payable in installments over two years beginning May 2025. As of September 30, 2026, $290 remained payable under the settlement.

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

Except as disclosed above, as of September 30, 2026, there are no claims, lawsuits, investigations and proceedings, including unasserted claims that are probable to be assessed, that have in the recent past had, or to our knowledge, are reasonably possible to have, material effects on our financial position, results of operations, or cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) Inline XBRL Taxonomy Extension Labels, (v) Inline XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2026	AMBOW EDUCATION HOLDING LTD.

/s/ Jin Huang
	Name:	Jin Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Jin Huang
	Name:	Jin Huang
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)